Form 10-Q
period 2018-06-30
DITECH HOLDING Corp
filed 2018-08-09
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had 4,955,675 shares of common stock outstanding as of August 3, 2018.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2018 (Successor) (unaudited) and December 31, 2017 (Predecessor)	3
Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months Ended June 30, 2018 (Successor), the Period From February 10, 2018 Through June 30, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Three and Six Months Ended June 30, 2017 (Predecessor)	5
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited) for the Period From February 10, 2018 Through June 30, 2018 (Successor) and the Period From January 1, 2018 through February 9, 2018 (Predecessor)	6
Consolidated Statements of Cash Flows (unaudited) for the Period From February 10, 2018 Through June 30, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Six Months Ended June 30, 2017 (Predecessor)	7
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	66
Item 3. Quantitative and Qualitative Disclosures About Market Risk	133
Item 4. Controls and Procedures	135

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	137
Item 1A. Risk Factors	140
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	140
Item 3. Defaults Upon Senior Securities	140
Item 4. Mine Safety Disclosures	140
Item 5. Other Information	140
Item 6. Exhibits	140
Index to Exhibits	141
Signatures	144

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and cash equivalents	$218,608	$285,969
Restricted cash and cash equivalents	96,853	112,826
Residential loans at amortized cost, net (includes $924 and $6,347 in allowance for loan losses at June 30, 2018 and December 31, 2017, respectively)	329,671	985,454
Residential loans at fair value	10,394,781	10,725,232
Receivables, net (includes $2,143 and $5,608 at fair value at June 30, 2018 and December 31, 2017, respectively)	111,764	124,344
Servicer and protective advances, net (includes $11,054 and $164,225 in allowance for uncollectible advances at June 30, 2018 and December 31, 2017, respectively)	563,296	813,433
Servicing rights, net (includes $633,125 and $714,774 at fair value at June 30, 2018 and December 31, 2017, respectively)	689,194	773,251
Goodwill	—	47,747
Intangible assets, net	36,233	8,733
Premises and equipment, net	75,584	50,213
Deferred tax assets, net	777	1,400
Other assets (includes $21,105 and $29,394 at fair value at June 30, 2018 and December 31, 2017, respectively)	311,421	235,595
Total assets	$12,828,182	$14,164,197
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities (includes $5,463 and $1,282 at fair value at June 30, 2018 and December 31, 2017, respectively)	$792,866	$994,493
Servicer payables	116,622	116,779
Servicing advance liabilities	304,920	483,462
Warehouse borrowings	1,378,575	1,085,198
Corporate debt	1,215,266	1,214,663
Mortgage-backed debt (includes $633,244 and $348,682 at fair value at June 30, 2018 and December 31, 2017, respectively)	633,244	735,882
HMBS related obligations at fair value	8,294,703	9,175,128
Deferred tax liabilities, net	748	848
Total liabilities not subject to compromise	12,736,944	13,806,453
Liabilities subject to compromise	—	806,937
Total liabilities	12,736,944	14,613,390
Commitments and contingencies (Note 23)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 10,000,000 shares, including 100,000 shares of mandatorily convertible preferred stock (Successor) and 10,000,000 shares (Predecessor)
Issued and outstanding - 95,778 shares at June 30, 2018 (Successor) and 0 shares at December 31, 2017 (Predecessor) (liquidation preference $98,421)	1	—
Common stock, $0.01 par value per share:
Authorized - 90,000,000 shares (Successor and Predecessor)
Issued and outstanding - 4,825,987 shares at June 30, 2018 (Successor) and 37,373,616 shares at December 31, 2017 (Predecessor)	48	374
Additional paid-in capital	185,712	598,193
Accumulated deficit	(94,619)	(1,048,817)
Accumulated other comprehensive income	96	1,057
Total stockholders' equity (deficit)	91,238	(449,193)
Total liabilities and stockholders' equity (deficit)	$12,828,182	$14,164,197

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above (in thousands). The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	Successor	Predecessor
	June 30, 2018	December 31, 2017
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$29,798	$44,376
Residential loans at amortized cost, net	—	424,420
Residential loans at fair value	519,465	301,435
Receivables, net	2,932	5,824
Servicer and protective advances, net	335,379	446,799
Other assets	148,060	39,837
Total assets	$1,035,634	$1,262,691

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$51,029	$3,086
Servicing advance liabilities	304,920	444,563
Mortgage-backed debt (includes $633,244 and $348,682 at fair value at June 30, 2018 and December 31, 2017, respectively)	633,244	735,882
Total liabilities	$989,193	$1,183,531
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
REVENUES
Net servicing revenue and fees	$130,097	$91,321	$178,452	$128,685	$204,508
Net gains on sales of loans	43,202	70,545	71,720	27,963	144,901
Net fair value gains (losses) on reverse loans and related HMBS obligations	(1,738)	7,872	(849)	10,576	22,574
Interest income on loans	471	10,489	847	3,387	21,469
Insurance revenue	—	—	—	—	3,963
Other revenues	26,496	28,560	39,573	16,662	56,657
Total revenues	198,528	208,787	289,743	187,273	454,072

EXPENSES
General and administrative	100,324	117,544	154,849	50,520	249,171
Salaries and benefits	82,802	101,071	129,584	40,408	209,028
Interest expense	58,384	60,884	88,280	38,756	121,294
Depreciation and amortization	8,384	10,042	13,078	3,810	20,974
Goodwill and intangible assets impairment	1,000	—	10,960	—	—
Other expenses, net	842	3,054	644	229	5,837
Total expenses	251,736	292,595	397,395	133,723	606,304

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	—	—	(110)	464,563	—
Other net fair value gains (losses)	6,995	(8,105)	7,589	3,740	(3,022)
Net losses on extinguishment of debt	(1,207)	(709)	(1,207)	(864)	(709)
Gain on sale of business	—	7	—	—	67,734
Other	7,199	—	7,199	—	—
Total other gains (losses)	12,987	(8,807)	13,471	467,439	64,003

Income (loss) before income taxes	(40,221)	(92,615)	(94,181)	520,989	(88,229)
Income tax expense (benefit)	249	1,694	438	(18)	1,572
Net income (loss)	$(40,470)	$(94,309)	$(94,619)	$521,007	$(89,801)

Comprehensive income (loss)	$(40,381)	$(94,314)	$(94,523)	$521,007	$(89,823)

Net income (loss)	$(40,470)	$(94,309)	$(94,619)	$521,007	$(89,801)
Basic earnings (loss) per common and common equivalent share	$(8.60)	$(2.58)	$(20.81)	$13.94	$(2.46)
Diluted earnings (loss) per common and common equivalent share	$(8.60)	$(2.58)	$(20.81)	$13.92	$(2.46)
Weighted-average common and common equivalent shares outstanding — basic	4,707	36,536	4,546	37,374	36,475
Weighted-average common and common equivalent shares outstanding — diluted	4,707	36,536	4,546	37,424	36,475
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Predecessor
Balance at January 1, 2018	—	$—	37,373,616	$374	$598,193	$(1,048,817)	$1,057	$(449,193)
Adoption of ASC 610	—	—	—	—	—	(40,670)	—	(40,670)
Net income	—	—	—	—	—	521,007	—	521,007
Share-based compensation	—	—	—	—	538	—	—	538
Fresh start and reorganization adjustments	100,000	1	(33,121,116)	(331)	(414,387)	568,480	(1,057)	152,706
Balance at February 9, 2018	100,000	1	4,252,500	43	184,344	—	—	184,388

Successor
Net loss	—	—	—	—	—	(94,619)	—	(94,619)
Other comprehensive income, net of tax	—	—	—	—	—	—	96	96
Share-based compensation	—	—	88,070	—	1,373	—	—	1,373
Conversion of preferred stock to common stock	(4,222)	—	485,417	5	(5)	—	—	—
Balance at June 30, 2018	95,778	$1	4,825,987	$48	$185,712	$(94,619)	$96	$91,238
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Operating activities
Net income (loss)	$(94,619)	$521,007	$(89,801)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value (gains) losses on reverse loans and related HMBS obligations	849	(10,576)	(22,574)
Amortization of servicing rights	5,147	2,187	14,951
Change in fair value of servicing rights	16,883	(64,663)	120,230
Change in fair value of charged-off loans	(1,933)	(5,746)	(11,868)
Other net fair value (gains) losses	(5,521)	(3,055)	5,926
Accretion of discounts on residential loans and advances	(43)	(325)	(1,799)
Accretion of discounts on debt and amortization of deferred debt issuance costs	11,079	19,831	15,556
Provision for uncollectible advances	5,490	306	22,486
Depreciation and amortization of premises and equipment and intangible assets	13,078	3,810	20,974
Provision for deferred income taxes	466	24	1,374
Share-based compensation	1,373	538	1,346
Net gains on sales of loans	(71,720)	(27,963)	(144,901)
Non-cash reorganization items	—	(403,174)	—
Non-cash fresh start accounting adjustments	—	(77,229)	—
Goodwill and intangible assets impairment	10,960	—	—
Gain on sale of business	—	—	(67,734)
Other	(3,728)	987	4,608

Purchases and originations of residential loans held for sale	(4,342,466)	(1,207,155)	(9,522,730)
Proceeds from sales of and payments on residential loans held for sale	4,100,944	1,428,953	9,837,393

Changes in assets and liabilities
Decrease (increase) in receivables	44,817	(27,855)	73,023
Decrease in servicer and protective advances	139,298	64,010	257,608
Decrease (increase) in other assets	20,863	(27,485)	(10,752)
Increase (decrease) in payables and accrued liabilities	(61,624)	28,780	(115,822)
Increase (decrease) in servicer payables	7,218	(7,375)	(2,547)
Cash flows provided by (used in) operating activities	(203,189)	207,832	384,947

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)
	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Investing activities
Purchases and originations of reverse loans held for investment	(98,360)	(39,937)	(216,948)
Principal payments and proceeds received on reverse loans held for investment	509,929	144,489	558,003
Principal payments and proceeds received on mortgage loans held for investment	89,770	8,880	47,678
Payments received on charged-off loans held for investment	6,461	1,247	9,205
Payments received on receivables related to Non-Residual Trusts	1,865	1,727	6,294
Proceeds from sales of real estate owned, net	66,958	17,862	72,581
Purchases of premises and equipment	(1,633)	(268)	(2,312)
Proceeds from sales of servicing rights, net	85,941	94,994	38,817
Proceeds from sale of business	—	—	131,074
Cash outflow from deconsolidation of variable interest entities	(63,735)	—	(9,825)
Other	(526)	(1,563)	8,270
Cash flows provided by investing activities	596,670	227,431	642,837

Financing activities
Payments on corporate debt	(62,641)	(110,590)	(21,285)
Proceeds from securitizations of reverse loans	124,015	27,881	278,011
Payments on HMBS related obligations	(832,434)	(310,000)	(890,737)
Issuances of servicing advance liabilities	416,759	5,444	679,809
Payments on servicing advance liabilities	(499,653)	(101,093)	(919,933)
Net change in warehouse borrowings related to mortgage loans	281,528	(190,104)	(175,701)
Net change in warehouse borrowings related to reverse loans	292,276	112,216	304,472
Payments on mortgage-backed debt	(33,661)	(8,876)	(56,597)
Other debt issuance costs paid	(12,673)	(10,472)	(2,060)
Other	—	—	(1,773)
Cash flows used in financing activities	(326,484)	(585,594)	(805,794)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	66,997	(150,331)	221,990
Cash and cash equivalents and restricted cash and cash equivalents at beginning of the period	248,464	398,795	429,061
Cash and cash equivalents and restricted cash and cash equivalents at end of the period	$315,461	$248,464	$651,051

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$93,354	$17,734	$119,564
Cash received for taxes	(314)	(244)	(74,144)
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
As a result of Walter Investment Management Corp.'s emergence from bankruptcy under Chapter 11 of the Bankruptcy Code as discussed further below, on February 9, 2018, the Company changed its name to Ditech Holding Corporation. The terms “Ditech Holding” and the “Company,” as used throughout this report refer to Ditech Holding Corporation (Successor) and/or Walter Investment Management Corp. (Predecessor) and its consolidated subsidiaries.
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
The Company made an immaterial correction to the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 relating to the payment of mandatory clean-up call obligations. In the quarterly report on Form 10-Q for the quarterly period ended June 30, 2017, this payment was presented as a financing cash outflow, included in payments on mortgage-backed debt, rather than an investing cash outflow, included in cash outflow from deconsolidation of variable interest entities. The change resulted in a decrease in cash flows provided by investing activities and cash flows used in financing activities of $9.8 million. This correction was appropriately reflected in the quarterly report on Form 10-Q for the quarterly period ended September 30, 2017, as well as the Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition
In May 2014, the FASB issued new revenue recognition guidance that supersedes most industry-specific guidance but does exclude insurance contracts and financial instruments. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. This guidance was effective for the Company beginning January 1, 2018. The Company adopted the guidance using the modified retrospective method. The Company concluded that its most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts remained unchanged. The Company determined that certain immaterial revenue streams are within the scope of the guidance; however, the guidance did not impact current revenue recognition patterns for these in scope revenue streams and contracts. Accordingly, the adoption of this guidance did not have a significant impact on the consolidated financial statements.
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
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. Upon adoption, the Company expects to record a right of use asset and a corresponding lease liability for the operating leases where the Company is the lessee. The potential impact on the Company's consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $83.1 million as of December 31, 2017, as disclosed in Note 30 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning and ending cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. This guidance was effective for the Company beginning January 1, 2018, and was applied retrospectively. The adoption impacted the presentation of the cash flows, but did not otherwise have a material impact on the consolidated results of operations or financial condition. For the six months ended June 30, 2017, cash flows provided by operating activities decreased by $28.3 million, cash flows provided by investing activities decreased by $1.0 million, and cash flows used in financing activities increased by $2.5 million.
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
In January 2017, the FASB issued an accounting standards update that amends the guidance on goodwill. Under the update, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, while not exceeding the carrying value of goodwill. The update eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance for impairment tests effective January 1, 2018.
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
In February 2018, the FASB issued an accounting standards update that provides guidance related to accounting for the income tax effects of the Tax Act. This guidance provides clarification to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under GAAP for certain income tax effects of the Tax Act. To the extent that a registrant's accounting for certain income tax effects of the Tax Act is incomplete, a reasonable estimate may be determined for those effects in the first reporting period in which the registrant was able to determine such reasonable estimate. A measurement period of one year from the enactment date of the Tax Act is provided whereby a registrant may adjust such provisional amounts. If a provisional amount cannot be determined in the initial period of enactment, the registrant may continue to account for taxes in accordance with tax laws that were in effect immediately prior to the Tax Act enactment date until such point in time that a reasonable estimate can be made. The Company's preliminary estimate of the Tax Act and the remeasurement of deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in the Company's estimates. The final determination of the Tax Act and the remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.
In June 2018, the FASB issued an accounting standards update that amends the guidance related to accounting for nonemployee share-based payment transactions. This guidance expands the existing share-based compensation guidance to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within that reporting period. The Company is currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements.

2. Liquidity and Going Concern
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
The Company’s ability to fund its operating businesses is a significant factor that affects its liquidity and its ability to operate and grow its businesses. The Company’s subsidiaries are dependent on the ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. Continued growth in Ginnie Mae buyout loan activity will require the Company to continue to seek additional Ginnie Mae buyout financing or to otherwise sell or securitize Ginnie Mae buyout assets. The Company's current facilities expire during February and April 2019 and the successful renewal or replacement of these facilities is a critical part of the Company’s plans to meet its obligations.
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
The Company intends to renew, replace or extend its facilities and obtain waivers or amendments as needed. The Company has historical experience in renewing, replacing and extending these facilities. Certain of these and other financing arrangements contain restrictions, covenants and representations and warranties that, among other conditions, require the Company to satisfy specified financial covenants and asset eligibility. In the past, the Company has obtained waivers or amendments from certain lenders in order to maintain compliance with certain covenants and other terms of the financing facilities. While the Company has been able to renew, replace or extend these facilities and obtain waivers or amendments as needed in the past, there can be no assurance that these or other actions will be successful.
In developing its liquidity forecast the Company considers how its liquidity needs are impacted by various factors including maximum needs during each month, changes to assets and liabilities due to business operations, and working capital needs. Based on forecasted results and cash flows, management determined that there were material uncertainties regarding the Company’s ability to meet the minimum required profitability levels, as well as to maintain the minimum level of cash liquidity required at all times under covenants imposed by certain of its creditors and other counterparties and, because of these uncertainties, the Company sought amendments to these covenants. On August 6, 2018, the Company entered into amendments with certain of its creditors to amend the profitability covenant at Ditech Financial for the third quarter of 2018 to permit a loss, the liquidity requirements at Ditech Financial and RMS and the advance rate at Ditech Financial.
The Company continues to forecast reductions in liquidity that may become more challenging if there is further deterioration due to required repayment terms and restrictive covenants of the Term Loan, recurring operating losses and negative cash flows in certain of its segments, including unforeseen increased collateral posting requirements. To address this situation, the Company is focused on liquidity and cash generation. The following actions have been completed to improve the Company’s liquidity position:

•
On April 23, 2018, the Company entered into an additional master repurchase agreement that provides up to $212.0 million in total capacity, and a minimum of $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year.

•
In May 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each agreement. In August 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending September 30, 2018, as applicable to the terms of each agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenants included in the DAAT Facility, the DPAT II Facility and each of Ditech Financial's and RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement.

•
In June 2018, the Company sold a pool of defaulted reverse Ginnie Mae buyout loans owned by the Company and financed under an existing master repurchase agreement for a sales price of $241.3 million. The proceeds from the sale were used to repay the related amount financed under the master repurchase agreement and to fund additional Ginnie Mae buyout loans. The Company continues to service these loans on behalf of the purchaser under a subservicing agreement.

•
In June 2018, the Company agreed to sell to New Penn Financial, which became an affiliate of NRM when acquired by NRM on July 3, 2018, additional MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $4.7 billion, and received approximately $56.7 million in cash proceeds. The proceeds from the sale were used primarily to make mandatory principal payments under the 2018 Credit Agreement.

In addition, the Company has developed a liquidity plan consisting of various steps to improve its liquidity position, which may involve one or more of the following:

•
During the second quarter of 2018, the Company’s Board of Directors initiated a process to evaluate strategic alternatives to enhance stockholder value. This review process, which is being conducted with the assistance of financial and legal advisors, is considering a range of potential strategic alternatives including, among other things, a sale of the Company, a business combination or continuing as a standalone entity. There can be no assurance that the exploration of strategic alternatives will result in any transaction, nor can there be any assurance should the Board of Directors approve a transaction, as to the value of such transaction to the Company’s stockholders thereof.

•
The Company is currently working with new lenders to increase and diversify financing capacity for Reverse Ginnie Mae buyout loans and new mortgage loan originations in an amount sufficient to provide adequate financing capacity.

•	The Company intends to continue disposing of defaulted Reverse Ginnie Mae buyout loans in order to meet future buyout funding requirements.

•
The Company intends to sell additional MSR assets in its Servicing segment if necessary to ensure adequate liquidity levels are maintained after giving consideration to the impact such sales may have on future results of operations, including revenue and net income. The Company believes there are sufficient marketable MSR assets available to alleviate foreseeable liquidity shortfalls.

•
The Company’s leadership team continues the transformation of the operating businesses by aggressively evaluating and implementing further cost reductions, operational enhancements and streamlining of the businesses including, but not limited to, the following initiatives:

◦	The Company has re-aligned resources in its Reverse segment to more efficiently and effectively monetize claims.

◦
The Company continues to focus on monetizing advance receivables, and actions implemented to date have materially reduced advance balances from $813.4 million at December 31, 2017 to $563.3 million on June 30, 2018, generating $40.6 million net of repayments on the servicing advance liabilities. Further, the Company has added resources fully dedicated to driving down advance balances to more normalized levels in the near term which is a key assumption in its liquidity projections.

The Company continues to actively refine its liquidity plan and intends to take all appropriate actions in an effort to ensure that it has adequate liquidity to meet its debt service obligations and other liabilities and commitments. The Company believes the execution of its liquidity plan will provide sufficient liquidity to meet its obligations, fund Reverse Ginnie Mae buyouts and operate its business. Given its liquidity plan the Company believes its sources of liquidity are adequate to fund its operations for at least the next 12 months following the issuance of these financial statements. There can be no assurance that the Company will be successful in implementing its liquidity plan, or if the Company is successful, there can be no assurances that the plan will be sufficient to meet the Company’s liquidity needs.
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

Reorganization Items
The Company's reorganization items and fresh start accounting adjustments consist of the following (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Gain on cancellation of corporate debt	$—	$556,937
Less: issuance of new equity to Convertible and Senior Noteholders	—	153,764
Net gain on cancellation of corporate debt	—	403,173
Less:
Legal and professional fees (1)	—	12,461
Other expenses	110	3,378
Total expenses	110	15,839
Total reorganization items	(110)	387,334
Fresh start accounting adjustments	—	77,229
Reorganization items and fresh start accounting adjustments	$(110)	$464,563
__________

(1)	Professional fees are directly related to the reorganization.
The Company made cash payments for reorganization items of $10.1 million during the three months ended June 30, 2018 and the period from February 10, 2018 through June 30, 2018 and $5.7 million during the period from January 1, 2018 through February 9, 2018.
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
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount excludes interest that would have been accrued subsequent to November 30, 2017. For the period from January 1, 2018 through February 9, 2018, interest expense reported on the consolidated statements of comprehensive income excludes $5.9 million of interest on the Senior Notes and Convertible Notes that otherwise would have been accrued for the period.

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
Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheets in the Successor periods as goodwill.
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

	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Cash and cash equivalents	$182,462	$(39,039)	(a)	$—		$143,423
Restricted cash and cash equivalents	105,041	—		—		105,041
Residential loans at amortized cost, net	787,860	—		(317,189)	(c)	470,671
Residential loans at fair value	10,423,633	—		304,051	(c)	10,727,684
Receivables, net	151,892	—		(1,740)	(d)	150,152
Servicer and protective advances, net	748,952	—		(24,367)	(e)	724,585
Servicing rights, net	744,724	—		5,432	(f)	750,156
Goodwill	47,747	—		(38,787)	(g)	8,960
Intangible assets, net	8,532	—		35,468	(h)	44,000
Premises and equipment, net	46,873	—		33,739	(i)	80,612
Deferred tax assets, net	1,273	44	(b)	—		1,317
Other assets	392,205	—		3,333	(j)	395,538
Total assets	$13,641,194	$(38,995)		$(60)		$13,602,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$993,805	$(1,540)	(a)	$(7,444)	(k)	$984,821
Servicer payables	109,404	—		—		109,404
Servicing advance liabilities	387,813	—		—		387,813
Warehouse borrowings	1,007,310	—		—		1,007,310
Corporate debt	1,142,941	212,500	(a)(b)	(75,034)	(l)	1,280,407
Mortgage-backed debt	727,909	—		6,246	(m)	734,155
HMBS related obligations at fair value	8,913,052	—		—		8,913,052
Deferred tax liabilities, net	866	(77)	(b)	—		789
Total liabilities not subject to compromise	13,283,100	210,883		(76,232)		13,417,751
Liabilities subject to compromise	806,937	(806,937)	(b)	—		—
Total liabilities	14,090,037	(596,054)		(76,232)		13,417,751

Preferred stock	—	1	(b)	—		1
Common stock	374	(331)	(b)	—		43
Additional paid-in capital	598,731	(414,387)	(b)	—		184,344
Accumulated deficit	(1,049,005)	971,776	(b)	77,229	(b)	—
Accumulated other comprehensive income	1,057	—		(1,057)	(n)	—
Total stockholders' equity (deficit)	(448,843)	557,059		76,172		184,388
Total liabilities and stockholders' equity (deficit)	$13,641,194	$(38,995)		$(60)		$13,602,139

__________

Reorganization Adjustments:

(a)	Represents Effective Date term loan payment, inclusive of payment of interest accrued.

(b)
On the Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants. Accordingly: (i) new Second Lien Notes and Warrants were recorded, (ii) liabilities subject to compromise was eliminated, (iii) Predecessor common stock, additional paid in capital, retained deficit, and accumulated other comprehensive income were set to zero, and (iv) Successor common stock, additional paid in capital, and preferred stock were recorded. The resulting total stockholders' equity balance of the Successor of $184.4 million represents the estimated fair value of total stockholders' equity at the Effective Date as determined with the assistance of an independent valuation specialist. The estimated fair values on a per share/unit basis on the Effective Date of the common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and Series B Warrants were $10.25, $1,231.70, $1.68 and $0.94, respectively.

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

4. Transactions with NRM
NRM Flow and Bulk Agreement
On August 8, 2016, the Company and NRM executed the NRM Flow and Bulk Agreement whereby the Company agreed to sell to NRM all of the Company’s right, title and interest in mortgage servicing rights with respect to a pool of mortgage loans, with subservicing retained. The NRM Flow and Bulk Agreement provides that, from time to time, the Company may sell additional MSR to NRM in bulk or as originated or acquired on a flow basis, subject in each case to the parties agreeing on price and certain other terms.
On January 17, 2018, the Company agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. The Company used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. During June 2018, under an agreement similar to the NRM Flow and Bulk Agreement, the Company agreed to sell to New Penn Financial, which became an affiliate of NRM when acquired by NRM on July 3, 2018, MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $4.7 billion as of the sale date, with servicing released, and received approximately $56.7 million in cash proceeds from NRM as partial consideration for the MSR sale. Since entering into the NRM Flow and Bulk Agreement and through June 30, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement and a similar agreement, the Company has sold MSR to NRM relating to mortgage loans having an aggregate unpaid principal balance of $75.8 billion as of the applicable closing dates of such transactions. As of June 30, 2018, the Company had received $397.1 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that is expected to be paid to the Company over time. For the six months ended June 30, 2018, the Company received $16.8 million in cash proceeds relating to these holdback amounts and at June 30, 2018 and December 31, 2017 had a servicing rights holdback receivable, net from NRM of $32.9 million and $31.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.
The Company also transferred MSR to NRM under flow transactions relating to mortgage loans consisting entirely of co-issue loans with an aggregate unpaid principal balance of $1.5 billion and $469.5 million for the periods from February 10, 2018 through June 30, 2018 and from January 1, 2018 through February 9, 2018, respectively. For the six months ended June 30, 2017, the Company transferred MSR to NRM under flow transactions relating to mortgage loans with an aggregate unpaid principal balance of $4.3 billion, which included co-issue loans with an aggregate unpaid principal balance of $3.2 billion. These transfers included recapture activities of generally non-NRM portfolio serviced loans with an aggregate unpaid balance of $740.0 million and $236.9 million for the periods from February 10, 2018 through June 30, 2018 and from January 1, 2018 through February 9, 2018, respectively. In addition, these transfers generated revenues of $9.2 million and $16.5 million for the three months ended June 30, 2018 and 2017, respectively, and $13.7 million, $3.8 million and $35.9 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss).
NRM Subservicing Agreement
On August 8, 2016, the Company and NRM entered into the NRM Subservicing Agreement whereby the Company acts as subservicer for the mortgage loans whose MSR are sold by the Company to NRM under the NRM Flow and Bulk Agreement and for other mortgage loans as may be agreed upon by the Company and NRM from time to time, in exchange for a subservicing fee. Under the NRM Subservicing Agreement and a related agreement, the Company performs all daily servicing obligations on behalf of NRM, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. On January 17, 2018, the Company and NRM executed a Side Letter Agreement pursuant to which, among other things, certain provisions of the NRM Subservicing Agreement were amended and/or waived. On June 28, 2018, the Company and NRM executed an additional Side Letter Agreement, pursuant to which, among other things, NRM agreed to use commercially reasonable efforts to add additional loans to the NRM Subservicing Agreement for the Company to subservice.
With respect to the Company, for mortgage loans that were being subserviced by the Company under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that the Company may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by the Company in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and was automatically renewed for a successive one year term, and will further be automatically renewed for successive one-year terms thereafter, unless the Company elects to terminate the NRM Subservicing Agreement without cause at the end of any subsequent one-year renewal term by providing notice to NRM at least 120 days prior to the end of the applicable term. The Company did not provide such notice 120 days prior to the August 8, 2018 expiration date.

With respect to the Company, for mortgage loans relating to MSR sold to NRM by the Company in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement expires on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by the Company to NRM after such date, if any, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed.
In each case, the NRM Subservicing Agreement will automatically renew for successive one-year terms thereafter, unless the Company elects to terminate the NRM Subservicing Agreement without cause at the end of any such one-year term by providing notice to NRM at least 120 days prior to the end of the applicable term. If the Company elects to terminate the NRM Subservicing Agreement without cause, the Company will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement. The Company may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, any failure by NRM to remit payments (subject to a cure period), certain bankruptcy or insolvency events of NRM, NRM ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac (unless caused by the Company) and any failure by NRM to perform, in any material respect, its obligations under the agreement (subject to a cure period). Upon any termination of the NRM Subservicing Agreement by the Company for cause, NRM will owe the Company a deconversion fee and be responsible for certain servicing transfer costs.
With respect to NRM, for mortgage loans that were being subserviced by the Company under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that the Company may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by the Company in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and thereafter the agreement automatically terminates with respect to such mortgage loans, unless renewed by NRM on a monthly basis. Since the expiration of the initial term, NRM has renewed the NRM Subservicing Agreement each month thereafter.
In the case of mortgage loans relating to MSR sold to NRM by the Company in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement expires on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by the Company to NRM after such date, if any, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed, and following the applicable initial term the agreement automatically terminates with respect to the applicable mortgage loans unless renewed by NRM on a quarterly basis. If NRM fails to renew the agreement, it will owe the Company a deconversion fee. In addition, if NRM elects to terminate the NRM Subservicing Agreement without cause, it will owe the Company a deconversion fee and be responsible for certain servicing transfer costs.
NRM may also terminate the NRM Subservicing Agreement immediately for cause upon the occurrence of certain events, including, without limitation, the Company's failure to remit payments (subject to a cure period), its failure to provide reports to NRM (subject to a cure period), a change of control of Ditech Financial or Ditech Holding, its failure to satisfy certain portfolio performance measures relating to delinquency rates or advances, the Company ceasing to be an approved servicer in good standing with Fannie Mae or Freddie Mac, any failure by Ditech Financial or Ditech Holding to satisfy certain financial metrics, certain bankruptcy or insolvency events of Ditech Financial or Ditech Holding and any failure by the Company to perform, in any material respect, its obligations under the agreement (subject to a cure period). Because certain of these events have already occurred, NRM has the ability to terminate the NRM Subservicing Agreement immediately for cause with respect to mortgage loans that were being subserviced by the Company under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that the Company may subservice under the NRM Subservicing Agreement that are added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by the Company in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date), but has not terminated such agreement with respect to any such mortgage loans. Pursuant to the January 17, 2018 Side Letter Agreement the Company entered into with NRM, NRM agreed to, among other things, waive its right to terminate the Subservicing Agreement for cause due to the occurrence of certain of these events with respect to mortgage loans relating to MSR sold to NRM by the Company in a bulk sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date. Upon any termination of the NRM Subservicing Agreement by NRM for cause, the Company will not be entitled to receive any deconversion fee, will be responsible for certain servicing transfer costs and will owe NRM a transfer fee if such termination occurs within five years from the effective date of the agreement.

5. Variable Interest Entities
Consolidated Variable Interest Entities
Included in Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are descriptions of the Company’s Consolidated VIEs.
Non-Residual Trusts
During the three months ended June 30, 2018 and for the period from February 10, 2018 through June 30, 2018, the counterparty under the Clean-up Call Agreement for the Non-Residual Trusts fulfilled its obligation for the mandatory clean-up call on one of the remaining trusts by making a payment to the trust of $62.8 million, at which point the counterparty took control of the remaining collateral in the trust, including loans and REO with a carrying value of $54.3 million and $0.3 million, respectively. The trust was then deconsolidated. As a result of the counterparty exercising its clean-up call obligation and the deconsolidation of the trust, the trust recognized a gain of $7.2 million during the three months ended June 30, 2018 and for the period from February 10, 2018 through June 30, 2018, which is included in other gains (losses) on the consolidated statements of comprehensive income (loss). Additionally, the Company expensed $6.2 million, $6.8 million and $0.5 million of the Clean-up Call Agreement inducement fee for the three months ended June 30, 2018, for the period from February 10, 2018 through June 30, 2018 and for the period from January 1, 2018 through February 9, 2018, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income (loss). The Clean-up Call Agreement inducement fee had a remaining balance of $22.0 million, which is included in other assets on the consolidated balance sheet at June 30, 2018.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Successor
	June 30, 2018
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$12,979	$6,981	$9,838	$—	$29,798
Residential loans at fair value (1)	287,215	232,250	—	—	519,465
Receivables, net	—	2,143	—	789	2,932
Servicer and protective advances, net	—	—	335,379	—	335,379
Other assets	128,417	864	2,110	16,669	148,060
Total assets	$428,611	$242,238	$347,327	$17,458	$1,035,634

Liabilities
Payables and accrued liabilities	$50,399	$—	$630	$—	$51,029
Servicing advance liabilities	—	—	304,920	—	304,920
Mortgage-backed debt (1)	370,010	263,234	—	—	633,244
Total liabilities	$420,409	$263,234	$305,550	$—	$989,193
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
6. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored programs. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales. If the servicing rights are retained upon sale, the Company receives a fee for servicing the sold loans, which represents continuing involvement.
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

The following table presents the carrying amounts of the Company’s assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
Successor
June 30, 2018	$359,344	$12,040	$—	$371,384	$28,878,331

Predecessor
December 31, 2017	$385,744	$30,762	$(32)	$416,474	$36,274,449
At June 30, 2018 and December 31, 2017, 2.3% and 2.9%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Cash proceeds received from sales, net of fees	$2,748,433	$4,551,321	$4,055,897	$1,415,435	$9,803,873
Servicing fees collected (1)	28,981	29,563	44,413	13,884	60,366
Repurchases of previously sold loans (2)	31,702	13,509	49,594	14,948	31,012
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement with mortgage loans that have been sold with servicing rights retained.

(2)
Includes Ginnie Mae buyout loans of $29.9 million and $11.7 million for the three months ended June 30, 2018 and 2017, respectively, and $46.8 million, $14.2 million and $25.2 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

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
At June 30, 2018, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $7.8 billion and $8.1 billion, respectively.

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

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Level 2
Assets
Mortgage loans held for sale	$671,008	$588,485
Freestanding derivative instruments	1,244	2,757
Level 2 assets	$672,252	$591,242
Liabilities
Freestanding derivative instruments	$4,960	$981
Servicing rights related liabilities	—	32
Level 2 liabilities	$4,960	$1,013

Level 3
Assets
Reverse loans	$9,151,736	$9,789,444
Mortgage loans related to Non-Residual Trusts	232,250	301,435
Mortgage loans related to Residual Trusts and other loans held for investment (1)	293,952	—
Mortgage loans held for sale	64	68
Charged-off loans	45,771	45,800
Receivables related to Non-Residual Trusts	2,143	5,608
Servicing rights carried at fair value	633,125	714,774
Freestanding derivative instruments (IRLCs)	19,861	26,637
Level 3 assets	$10,378,902	$10,883,766
Liabilities
Freestanding derivative instruments (IRLCs)	$503	$269
Mortgage-backed debt related to Non-Residual Trusts	263,234	348,682
Mortgage-backed debt related to Residual Trusts (1)	370,010	—
HMBS related obligations	8,294,703	9,175,128
Level 3 liabilities	$8,928,450	$9,524,079
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

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	Successor
	For the Three Months Ended June 30, 2018
	Fair Value April 1, 2018	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value June 30, 2018
Assets
Reverse loans	$9,603,314	$45,004	$—	$(210,173)	$67,021	$(353,430)	$9,151,736
Mortgage loans related to Non-Residual Trusts	293,011	7,978	—	(54,252)	—	(14,487)	232,250
Mortgage loans related to Residual Trusts and other loans held for investment	299,558	1,684	—	—	—	(7,290)	293,952
Mortgage loans held for sale	67	1	—	—	—	(4)	64
Charged-off loans	48,072	7,301	—	—	—	(9,602)	45,771
Receivables related to Non-Residual Trusts	3,484	(297)	—	—	—	(1,044)	2,143
Servicing rights carried at fair value	675,176	3,503	42	(64,504)	18,908	—	633,125
Freestanding derivative instruments (IRLCs)	26,746	(6,875)	—	—	—	(10)	19,861
Total assets	$10,949,428	$58,299	$42	$(328,929)	$85,929	$(385,867)	$10,378,902

Liabilities
Freestanding derivative instruments (IRLCs)	$(227)	$(276)	$—	$—	$—	$—	$(503)
Mortgage-backed debt related to Non-Residual Trusts	(335,848)	(3,954)	—	—	—	76,568	(263,234)
Mortgage-backed debt related to Residual Trusts	(381,340)	648	—	—	—	10,682	(370,010)
HMBS related obligations	(8,798,059)	(46,742)	—	—	(71,031)	621,129	(8,294,703)
Total liabilities	$(9,515,474)	$(50,324)	$—	$—	$(71,031)	$708,379	$(8,928,450)

	Predecessor
	For the Three Months Ended June 30, 2017
	Fair Value April 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Fair Value June 30, 2017
Assets
Reverse loans	$10,599,732	$72,569	$1,635	$—	$84,972	$(318,239)	$10,440,669
Mortgage loans related to Non-Residual Trusts	440,219	(3,343)	—	(8,890)	—	(21,980)	406,006
Mortgage loans held for sale (1)	—	6	—	8,890	—	(158)	8,738
Charged-off loans (2)	52,071	8,161	—	—	—	(10,606)	49,626
Receivables related to Non-Residual Trusts	13,848	533	—	—	—	(2,540)	11,841
Servicing rights carried at fair value	909,270	(66,633)	73	4,131	17,267	—	864,108
Freestanding derivative instruments (IRLCs)	45,347	(13,590)	—	—	—	(70)	31,687
Total assets	$12,060,487	$(2,297)	$1,708	$4,131	$102,239	$(353,593)	$11,812,675

Liabilities
Freestanding derivative instruments (IRLCs)	(714)	(1,461)	—	—	—	—	$(2,175)
Mortgage-backed debt related to Non-Residual Trusts	(498,768)	(5,406)	—	—	—	33,574	(470,600)
HMBS related obligations	(10,289,505)	(64,697)	—	—	(123,695)	491,488	(9,986,409)
Total liabilities	$(10,788,987)	$(71,564)	$—	$—	$(123,695)	$525,062	$(10,459,184)
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

	Successor
	For the Period From February 10, 2018 Through June 30, 2018
	Fair Value February 10, 2018	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales	Originations / Issuances	Settlements	Fair Value June 30, 2018
Assets
Reverse loans	$9,702,263	$90,861	$—	$(210,173)	$104,464	$(535,679)	$9,151,736
Mortgage loans related to Non-Residual Trusts	299,790	10,498	—	(54,252)	—	(23,786)	232,250
Mortgage loans related to Residual Trusts and other loans held for investment	304,051	875	—	—	—	(10,974)	293,952
Mortgage loans held for sale	67	21	—	—	—	(24)	64
Charged-off loans	50,299	10,321	—	—	—	(14,849)	45,771
Receivables related to Non-Residual Trusts	4,730	(708)	—	—	—	(1,879)	2,143
Servicing rights carried at fair value	688,466	(16,795)	10	(64,504)	25,948	—	633,125
Freestanding derivative instruments (IRLCs)	24,460	(4,579)	—	—	—	(20)	19,861
Total assets	$11,074,126	$90,494	$10	$(328,929)	$130,412	$(587,211)	$10,378,902

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,023)	$2,520	$—	$—	$—	$—	$(503)
Mortgage-backed debt related to Non-Residual Trusts	(344,002)	(5,423)	—	—	—	86,191	(263,234)
Mortgage-backed debt related to Residual Trusts	(390,152)	2,211	—	—	—	17,931	(370,010)
HMBS related obligations	(8,913,052)	(91,710)	—	—	(124,014)	834,073	(8,294,703)
Total liabilities	$(9,650,229)	$(92,402)	$—	$—	$(124,014)	$938,195	$(8,928,450)

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Fair Value January 1, 2018	Total Gains (Losses) Included in Comprehensive Income	Purchases and Other	Sales	Originations / Issuances	Settlements	Fresh Start Accounting Adjustment	Fair Value February 9, 2018
Assets
Reverse loans	$9,789,444	$31,476	$—	$—	$33,300	$(151,957)	$—	$9,702,263
Mortgage loans related to Non-Residual Trusts	301,435	5,690	—	—	—	(7,335)	—	299,790
Mortgage loans related to Residual Trusts and other loans held for investment	—	—	—	—	—	—	304,051	304,051
Mortgage loans held for sale	68	—	—	—	—	(1)	—	67
Charged-off loans (1)	45,800	8,843	—	—	—	(4,344)	—	50,299
Receivables related to Non-Residual Trusts	5,608	848	—	—	—	(1,726)	—	4,730
Servicing rights carried at fair value	714,774	64,663	(7)	(100,399)	9,435	—	—	688,466
Freestanding derivative instruments (IRLCs)	26,637	(2,171)	—	—	—	(6)	—	24,460
Total assets	$10,883,766	$109,349	$(7)	$(100,399)	$42,735	$(165,369)	$304,051	$11,074,126

Liabilities
Freestanding derivative instruments (IRLCs)	$(269)	$(2,754)	$—	$—	$—	$—	$—	$(3,023)
Mortgage-backed debt related to Non-Residual Trusts	(348,682)	(2,956)	—	—	—	7,636	—	(344,002)
Mortgage-backed debt related to Residual Trusts	—	—	—	—	—	—	(390,152)	(390,152)
HMBS related obligations	(9,175,128)	(20,900)	—	—	(27,881)	310,857	—	(8,913,052)
Total liabilities	$(9,524,079)	$(26,610)	$—	$—	$(27,881)	$318,493	$(390,152)	$(9,650,229)
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $5.7 million during the period from January 1, 2018 through February 9, 2018.

	Predecessor
	For the Six Months Ended June 30, 2017
	Fair Value January 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases	Sales and Other	Originations / Issuances	Settlements	Fair Value June 30, 2017
Assets
Reverse loans	$10,742,922	$115,181	$44,769	$—	$172,034	$(634,237)	$10,440,669
Mortgage loans related to Non-Residual Trusts (1)	450,377	9,159	—	(8,890)	—	(44,640)	406,006
Mortgage loans held for sale (1)	—	6	—	8,890	—	(158)	8,738
Charged-off loans (2)	46,963	22,752	—	—	—	(20,089)	49,626
Receivables related to Non-Residual Trusts	15,033	3,102	—	—	—	(6,294)	11,841
Servicing rights carried at fair value	936,423	(119,112)	519	4,207	42,071	—	864,108
Freestanding derivative instruments (IRLCs)	53,394	(21,596)	—	—	—	(111)	31,687
Total assets	$12,245,112	$9,492	$45,288	$4,207	$214,105	$(705,529)	$11,812,675

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,193)	$2,018	$—	$—	$—	$—	$(2,175)
Mortgage-backed debt related to Non-Residual Trusts	(514,025)	(13,965)	—	—	—	57,390	(470,600)
HMBS related obligations	(10,509,449)	(92,607)	—	—	(278,010)	893,657	(9,986,409)
Total liabilities	$(11,027,667)	$(104,554)	$—	$—	$(278,010)	$951,047	$(10,459,184)
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

	Successor		Predecessor
	June 30, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input (1)(2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Assets
Reverse loans
Weighted-average remaining life in years (4)	0.2 - 9.9	3.3	0.3 - 10.2	3.5	0.3 - 10.2	3.8
Conditional repayment rate	12.66% - 71.73%	33.60%	12.61% - 71.68%	34.43%	12.61% - 71.68%	30.23%
Discount rate	2.97% - 4.31%	3.69%	2.79% - 4.17%	3.59%	3.05% - 4.17%	3.60%
Mortgage loans related to Non-Residual Trusts
Conditional prepayment rate	2.01% - 2.54%	2.33%	1.99% - 2.51%	2.30%	2.08% - 2.53%	2.34%
Conditional default rate	1.00% - 4.24%	2.31%	1.05% - 4.70%	2.55%	1.01% - 4.97%	2.61%
Loss severity	85.70% - 100.00%	98.54%	96.30% - 100.00%	99.79%	90.60% - 100.00%	99.46%
Discount rate	8.32%	8.32%	8.32%	8.32%	8.32%	8.32%
Mortgage loans related to Residual Trusts and other loans held for investment
Conditional prepayment rate	2.77% - 3.43%	3.11%	2.66% - 3.57%	3.06%	—	—
Conditional default rate	4.02% - 5.19%	4.44%	4.13% - 5.32%	4.53%	—	—
Loss severity	24.00% - 30.00%	27.49%	27.00% - 30.00%	28.25%	—	—
Discount rate	8.25%	8.25%	8.25%	8.25%	—	—
Mortgage loans held for sale
Conditional prepayment rate	4.81%	4.81%	4.81%	4.81%	4.81%	4.81%
Conditional default rate	2.46%	2.46%	2.46%	2.46%	2.46%	2.46%
Loss severity	99.40%	99.40%	99.40%	99.40%	99.40%	99.40%
Discount rate	9.80%	9.80%	9.80%	9.80%	9.80%	9.80%
Charged-off loans
Collection rate	3.17% - 5.58%	3.28%	3.42% - 6.05%	3.55%	2.84% - 4.47%	2.92%
Discount rate	28.00%	28.00%	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts
Conditional prepayment rate	2.45% - 3.61%	3.26%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate	1.47% - 4.27%	3.42%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	83.81% - 100.00%	93.15%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value
Weighted-average remaining life in years (4)	2.31 - 7.32	5.8	2.4 - 7.5	5.9	2.4 - 7.1	5.6
Discount rate	9.32% - 13.60%	11.03%	9.63% - 14.62%	11.70%	9.91% - 14.97%	11.92%
Conditional prepayment rate	6.15% - 26.61%	9.97%	6.07% - 27.00%	9.70%	6.80% - 25.85%	11.10%
Conditional default rate	0.09% - 6.15%	0.87%	0.09% - 10.22%	0.90%	0.06% - 3.20%	0.91%
Cost to service	$62 - $1260	$135	$62 - $1,260	$137	$62 - $1,260	$136
Interest rate lock commitments
Loan funding probability	3.38% - 100.00%	65.41%	1.00% - 100.00%	62.49%	1.00% - 100.00%	62.97%
Fair value of initial servicing rights multiple (5)	0.03 - 7.07	3.21	0.02 - 5.64	2.79	0.01 - 5.24	2.74

	Successor		Predecessor
	June 30, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input (1)(2)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)	Range of Input (3)	Weighted Average of Input (3)
Liabilities
Interest rate lock commitments
Loan funding probability	53.61% - 100.00%	85.11%	14.19% - 100.00%	82.62%	33.64% - 100.00%	84.76%
Fair value of initial servicing rights multiple (5)	0.31 - 6.71	3.50	0.08 - 5.86	3.39	0.24 - 4.92	3.32
Mortgage-backed debt related to Non-Residual Trusts
Conditional prepayment rate	2.45% - 3.61%	3.26%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate	1.47% - 4.27%	3.42%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	83.81% - 100.00%	93.15%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Mortgage-backed debt related to Residual Trusts
Conditional prepayment rate	2.77% - 3.43%	3.11%	2.66% - 3.57%	3.06%	—	—
Conditional default rate	4.02% - 5.19%	4.44%	4.13% - 5.32%	4.53%	—	—
Loss severity	24.00% - 30.00%	27.49%	27.00% - 30.00%	28.25%	—	—
Discount rate	6.00%	6.00%	6.00%	6.00%	—	—
HMBS related obligations
Weighted-average remaining life in years (4)	0.1 - 7.4	3.2	0.2 - 10.1	3.6	0.4 - 7.8	3.7
Conditional repayment rate	12.95% - 86.92%	36.26%	12.61% - 71.68%	34.45%	12.90% - 86.87%	32.07%
Discount rate	3.01% - 3.84%	3.45%	2.80% - 4.21%	3.60%	3.02% - 3.98%	3.45%
__________

(1)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(2)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	Successor		Predecessor
	June 30, 2018		December 31, 2017
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$9,151,736	$8,899,596	$9,789,444	$9,460,616
Mortgage loans held for sale (1)	671,072	645,697	588,553	567,492
Mortgage loans related to Non-Residual Trusts	232,250	260,108	301,435	344,421
Mortgage loans related to Residual Trusts and other loans held for investment	293,952	330,044	—	—
Charged-off loans	45,771	2,267,161	45,800	2,333,820
Total	$10,394,781	$12,402,606	$10,725,232	$12,706,349

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$263,234	$268,912	$348,682	$353,262
Mortgage-backed debt related to Residual Trusts	370,010	369,914	—	—
HMBS related obligations (2)	8,294,703	7,921,517	9,175,128	8,743,700
Total	$8,927,947	$8,560,343	$9,523,810	$9,096,962
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 16 for additional information.

(2)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have been deemed to have no fair value at June 30, 2018 and December 31, 2017 as a result of severity rates being greater than 100%. These loans have an unpaid principal balance of $17.1 million and $22.2 million at June 30, 2018 and December 31, 2017, respectively. Mortgage loans related to Residual Trusts that are 90 days or more past due had an unpaid principal balance of $33.9 million at June 30, 2018. Mortgage loans held for sale that are 90 days or more past due had an unpaid principal balance of $8.1 million and $10.1 million at June 30, 2018 and December 31, 2017, respectively. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $208.9 million and $116.6 million at June 30, 2018 and December 31, 2017, respectively. In addition, the Company had loans that were in the process of foreclosure of $303.8 million and $489.0 million at June 30, 2018 and December 31, 2017, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included on the consolidated balance sheets within other assets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in the valuation. The increase in real estate owned results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and the Company determined collection of substantially all of the sales price is not probable.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

	Successor		Predecessor
	June 30, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net
Loss severity (1)	0.00% - 88.32%	8.33%	0.00% - 68.66%	7.54%	0.00% - 78.76%	6.16%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.

The Company held real estate owned, net in the Servicing and Reverse Mortgage segments and the Corporate and Other non-reportable segment of $131.0 million, $77.0 million and $0.9 million, respectively, at June 30, 2018 and $13.7 million, $101.8 million and $1.1 million, respectively, at December 31, 2017. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.
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

		Successor		Predecessor
		June 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1) (5)	Level 3	$7,442	7,199	$443,056	$432,518
Servicer and protective advances, net	Level 3	563,296	559,860	813,433	778,007

Financial liabilities (1)
Servicing advance liabilities (2)	Level 3	303,203	304,920	478,838	483,462
Corporate debt (3)(4)	Level 2	1,215,266	1,225,986	1,994,411	1,553,076
Mortgage-backed debt carried at amortized cost (5)	Level 3	—	—	387,200	391,539
__________

(1)	Excludes loans subject to repurchase from Ginnie Mae and the related liability.

(2)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(3)	At December 31, 2017, the carrying amount of corporate debt is net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheet.

(4)	Includes liabilities subject to compromise with a carrying value of $781.1 million and an estimated fair value of $358.8 million at December 31, 2017.

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
Residential loans at amortized cost, net — The methods and assumptions used to estimate the fair value of residential loans carried at amortized cost are the same as those described above for mortgage loans related to Non-Residual Trusts and Residual Trusts.
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
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Realized gains on sales of loans	$18,479	$82,683	$19,351	$3,582	$108,768
Change in unrealized gains on loans held for sale	(1,478)	(6,046)	7,234	(9,343)	13,612
Losses on interest rate lock commitments	(7,151)	(15,052)	(2,059)	(4,926)	(19,578)
Gains (losses) on forward sales commitments	(1,139)	(2,858)	(13,852)	24,570	(23,406)
Gains (losses) on MBS purchase commitments	2,023	(14,102)	14,728	(872)	(2,218)
Capitalized servicing rights	28,092	19,006	39,649	13,227	51,390
Provision for repurchases	(1,546)	(2,003)	(2,368)	(729)	(3,798)
Interest income	5,882	9,222	8,967	2,298	20,425
Other	40	(305)	70	156	(294)
Net gains on sales of loans	$43,202	$70,545	$71,720	$27,963	$144,901
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Interest income on reverse loans	$108,530	$113,644	$170,472	$47,116	$226,946
Change in fair value of reverse loans	(63,526)	(41,075)	(79,611)	(15,640)	(111,765)
Net fair value gains on reverse loans	45,004	72,569	90,861	31,476	115,181

Interest expense on HMBS related obligations (1)	(89,892)	(101,290)	(141,971)	(40,427)	(203,726)
Change in fair value of HMBS related obligations	43,150	36,593	50,261	19,527	111,119
Net fair value losses on HMBS related obligations	(46,742)	(64,697)	(91,710)	(20,900)	(92,607)
Net fair value gains (losses) on reverse loans and related HMBS obligations	$(1,738)	$7,872	$(849)	$10,576	$22,574
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.

8. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	Successor			Predecessor
	June 30, 2018			December 31, 2017
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,432,757	$19,861	$503	$1,509,712	$26,637	$269
Forward sales commitments	2,012,942	679	4,862	1,724,500	2,224	903
MBS purchase commitments	417,500	565	98	298,000	533	78
Total derivative instruments		$21,105	$5,463		$29,394	$1,250
Cash margin		$4,018	$193		$—	$1,533
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparties, the total net settlement amount as it relates to these positions were asset positions of $0.9 million and liability positions of $0.6 million at June 30, 2018 and December 31, 2017.
During the fourth quarter of 2017, the Company terminated the previously disclosed master netting arrangements with two counterparties and entered into a new master netting arrangement associated with an existing master repurchase agreement amended under the DIP Warehouse Facilities. On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities, whereupon the master repurchase agreement amended under the DIP Warehouse Facilities continues to provide financing for the origination business. This new master netting arrangement allows for periodic offsetting of derivative positions and margins of two of the Company's counterparties against amounts associated with the Exit Warehouse Facilities. The Company had aggregate net derivative asset positions with the two counterparties of $0.3 million and $0.4 million at June 30, 2018 and December 31, 2017, respectively. Refer to Note 16 for additional information regarding the Exit Warehouse Facilities.
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
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Unpaid principal balance (1)	$336,455	$1,021,172
Unamortized discounts and other cost basis adjustments, net (2)	(5,860)	(29,371)
Allowance for loan losses	(924)	(6,347)
Residential loans at amortized cost, net (3)	$329,671	$985,454
__________

(1)	Includes loans subject to repurchase from Ginnie Mae of $322.2 million and $542.4 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes $0.1 million and $4.5 million of accrued interest receivable at June 30, 2018 and December 31, 2017, respectively.

(3)	Includes $561.0 million of mortgage loans that are not related to consolidated VIEs at December 31, 2017. The balance at June 30, 2018 does not include any mortgage loans related to consolidated VIEs.

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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	Successor		Predecessor
	June 30, 2018		December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	707,199	$73,414,818	854,292	$93,599,077
Capitalized subservicing (1)	26,904	2,945,425	29,681	3,242,241
Subservicing	772,390	110,239,481	712,040	99,500,678
Total third-party servicing portfolio	1,506,493	186,599,724	1,596,013	196,341,996
On-balance sheet residential loans and real estate owned	73,819	10,686,779	82,480	11,522,817
Total servicing portfolio	1,580,312	$197,286,503	1,678,493	$207,864,813
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the aggregate benefits from the contract are greater than adequate compensation for performing the servicing.

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments and, beginning in March 2018, the Corporate and Other non-reportable segment (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Servicing fees	$98,799	$129,154	$150,974	$52,855	$262,547
Incentive and performance fees	11,928	16,795	19,183	6,019	31,949
Ancillary and other fees (1)	18,569	22,012	30,325	7,335	45,255
Servicing revenue and fees	129,296	167,961	200,482	66,209	339,751
Change in fair value of servicing rights	3,460	(66,714)	(16,883)	64,663	(120,230)
Amortization of servicing rights (2)(3)	(2,659)	(9,926)	(5,147)	(2,187)	(14,951)
Change in fair value of servicing rights related liabilities	—	—	—	—	(62)
Net servicing revenue and fees	$130,097	$91,321	$178,452	$128,685	$204,508
_________

(1)
Includes late fees of $13.3 million and $14.9 million for the three months ended June 30, 2018 and 2017, respectively, and $21.9 million, $5.1 million and $30.5 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

(2)
Includes amortization of a servicing liability of $1.3 million for the three months ended June 30, 2018 and 2017 and $1.9 million, $0.6 million and $2.1 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

(3)
Includes impairment of servicing rights and a servicing liability of $0.5 million and $8.0 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million, $1.6 million and $11.1 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through June 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Six Months Ended June 30, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$57,148	$4,542	$54,466	$4,011	$74,621	$5,505
Fresh start accounting adjustment	—	—	4,221	1,211	—	—
Amortization (1)	(4,478)	(577)	(944)	(148)	(5,162)	(782)
Impairment (2)	(293)	(273)	(595)	(532)	(9,042)	—
Balance at end of the period	$52,377	$3,692	$57,148	$4,542	$60,417	$4,723
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and reverse loan class of $3.0 million and $0.4 million, respectively, for the three months ended June 30, 2018 and $2.9 million and $0.4 million, respectively, for the three months ended June 30, 2017.

(2)
Includes impairment of servicing rights related to the mortgage loan class of $7.7 million for the three months ended June 30, 2017 and impairment of servicing rights related to the reverse loan class of $0.1 million for the three months ended June 30, 2018.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $70.4 million and $3.7 million, respectively, at June 30, 2018, and $59.7 million and $4.8 million, respectively, at December 31, 2017. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	Successor		Predecessor
	June 30, 2018		February 9, 2018		December 31, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.5	2.7	4.5	2.7	4.5	2.8
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	5.46%	N/A	5.34%	N/A	5.91%	N/A
Conditional default rate (2)	2.36%	N/A	2.48%	N/A	2.45%	N/A
Conditional repayment rate (3)	N/A	37.86%	N/A	36.68%	N/A	36.01%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Balance at beginning of the period	$675,176	$930,333	$688,466	$714,774	$949,593
Purchases	44	73	80	—	519
Servicing rights capitalized upon sales of loans	30,818	19,392	43,796	14,493	53,296
Sales	(76,372)	(12,326)	(82,265)	(105,457)	(12,420)
Other	(1)	—	(69)	(7)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	31,592	(34,751)	25,075	78,132	(52,281)
Other changes in fair value (2)	(28,132)	(31,963)	(41,958)	(13,469)	(67,949)
Total change in fair value	3,460	(66,714)	(16,883)	64,663	(120,230)
Balance at end of the period	$633,125	$870,758	$633,125	$688,466	$870,758
__________

(1)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	Successor			Predecessor
	June 30, 2018			December 31, 2017
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	11.03%	(25,870)	$(49,816)	11.92%	$(29,892)	$(57,517)
Weighted-average conditional prepayment rate	9.97%	(20,330)	(39,308)	11.10%	(27,261)	(52,551)
Weighted-average conditional default rate	0.87%	(26,784)	(54,244)	0.91%	(31,610)	(63,832)
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

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Weighted-average life in years	5.8	6.2	5.9	6.3	6.4
Weighted-average discount rate	14.31%	14.62%	14.44%	14.75%	14.02%
Weighted-average conditional prepayment rate	10.48%	9.79%	10.11%	8.74%	8.72%
Weighted-average conditional default rate	0.98%	0.53%	0.98%	0.92%	0.44%

11. Goodwill and Intangible Assets, Net
Goodwill and intangible assets of the Predecessor were recorded in connection with various business combinations. Goodwill and intangible assets of the Successor were recorded in connection with fresh start accounting. Refer to Note 3 for further information on fresh start accounting.
Goodwill
The table below sets forth the activity in goodwill, which relates entirely to the Originations segment (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Balance at beginning of the period (1)	$8,960	$47,747
Fresh start accounting adjustment (2)	—	(38,787)
Impairment	(8,960)	—
Balance at end of the period (3)	$—	$8,960
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

(3)	There were accumulated impairment losses of $9.0 million relating to the Originations segment at June 30, 2018.
The Company completes its annual impairment testing effective October 1st, or more often if indicators are present that it is more likely than not that the goodwill of a reporting unit is impaired. As a result of lower projected financial performance within the Originations reporting unit subsequent to the Company's emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender, the Company determined that there were indicators present that would require an interim impairment analysis as of March 31, 2018. The Company chose to early adopt the accounting guidance that measures the amount of goodwill impairment as the amount by which the reporting unit's carrying value exceeds its fair value. The carrying value of the Originations reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a goodwill impairment charge of $9.0 million relating to the Originations reporting unit. As a result of this charge, there is no longer any goodwill for the Company.
Intangible Assets, Net
Amortization expense associated with intangible assets was $3.9 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $6.4 million, $0.2 million and $2.2 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

Intangible assets, net consist of the following (in thousands):

	Successor				Predecessor
	June 30, 2018				December 31, 2017
	Gross Carrying Amount (1)	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Institutional and customer relationships	$24,000	$(6,200)	$—	$17,800	$41,041	$(30,793)	$(6,340)	$3,908
Trademarks and trade names (2)	20,000	—	(2,000)	18,000	10,000	(4,780)	(395)	4,825
Other	650	(217)	—	433	—	—	—	—
Total intangible assets	$44,650	$(6,417)	$(2,000)	$36,233	$51,041	$(35,573)	$(6,735)	$8,733
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
Institutional and customer relationships and other intangible assets are being amortized over a weighted-average period of 3.2 years and 1.0 year, respectively, subsequent to the adoption of fresh start accounting on February 10, 2018. Based on the balance of intangible assets, net at June 30, 2018, the following is an estimate of amortization expense for the remainder of 2018 and for each of the next four years (in thousands):

Successor
Amortization Expense (1)
For the remainder of 2018	$7,765
2019	7,545
2020	2,591
2021	320
2022	12
Total	$18,233
__________

(1)	Excludes $18.0 million relating to trade names that were determined to have an indefinite useful life.
During the first quarter of 2018, the Company recorded an impairment charge of $1.0 million related to the trade name of the Servicing reporting unit, and during the second quarter of 2018, the Company recorded an impairment charge of $1.0 million related to the trade name of the Originations reporting unit. The Company tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance. Based on the testing results, it was determined that the carrying value of the intangible assets was not fully recoverable and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. The Company primarily used the income approach to determine the fair value of the intangible assets and calculate the amount of impairment.
The Company is likely to continue to be impacted in the near term by certain company-specific matters, overall market performance within the sector, and a continued level of regulatory scrutiny. Company management will continue to monitor overall economic and sector conditions and other events or circumstances, including the ability to execute on strategic objectives, amongst other factors. Unanticipated outcomes in these areas may result in further impairment of intangible assets and have a related impact on income taxes in the future.

12. Premises and Equipment, Net
Premises and equipment, net consist of the following (dollars in thousands):

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Computer software	$70,970	$246,271
Leasehold improvements and other	6,803	12,699
Computer hardware	2,154	33,154
Assets in development	1,797	2,008
Furniture and fixtures	521	7,812
Total premises and equipment	82,245	301,944
Less: accumulated depreciation and amortization	(6,661)	(251,731)
Premises and equipment, net	$75,584	$50,213
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
The Company recorded depreciation and amortization expense for premises and equipment of $4.4 million and $9.3 million for the three months ended June 30, 2018 and 2017, respectively, and $6.7 million, $3.6 million and $18.7 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively. These amounts included amortization expense for computer software of $3.6 million and $7.9 million for the three months ended June 30, 2018 and 2017, respectively, and $5.3 million, $3.2 million and $15.7 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively. Unamortized computer software costs were $65.7 million and $38.7 million at June 30, 2018 and December 31, 2017, respectively.
13. Other Assets
Other assets consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Real estate owned, net (1)	$208,929	$116,553
Clean-up Call Agreement inducement fee	22,030	29,256
Deposits	21,517	2,432
Derivative instruments	21,105	29,394
Prepaid expenses	17,679	26,834
Investment in WCO	7,100	7,816
Deferred debt issuance costs	6,748	21,341
Other	6,313	1,969
Total other assets	$311,421	$235,595
_________

(1)
The adoption of the new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and the Company determined collection of substantially all of the sales price is not probable. This resulted in an increase to real estate owned and a real estate owned deposit obligation.

In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to other assets totaling $3.3 million at February 9, 2018, as further described in Note 3.

14. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Loans subject to repurchase from Ginnie Mae	$322,229	$542,398
Curtailment liability	139,383	140,905
Accounts payable and accrued liabilities	114,944	129,731
Real estate owned deposit obligations (1)	49,645	—
Employee-related liabilities	40,639	52,097
Loan repurchase obligation	32,079	31,704
Originations liability	24,049	25,613
Servicing rights and related advance purchases payable	14,884	14,923
Accrued interest payable	8,296	33,322
Uncertain tax positions	5,695	5,601
Other	41,023	44,006
Subtotal	792,866	1,020,300
Less: Liabilities subject to compromise (2)	—	25,807
Total payables and accrued liabilities	$792,866	$994,493
__________

(1)
The adoption of the new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and the Company determined collection of substantially all of the sales price is not probable. This resulted in a higher real estate owned balance and a real estate owned deposit obligation.

(2)	Liabilities subject to compromise consist of accrued interest related to the Senior Notes and Convertibles Notes. Refer to Note 3 for additional information.
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in a reduction to payables and accrued liabilities totaling $7.4 million at February 9, 2018, as further described in Note 3.
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
During 2018, the Company continues to optimize its operations, which includes consideration of further site consolidations, process improvements and workforce rationalization. Accordingly, the Company incurred and will continue to incur costs, including severance and related costs, office closures, and other costs during 2018. The actions that have been and will be taken in connection with these efforts are collectively referred to as the 2018 Actions herein. These strategic reviews could result in additional site closings or other outcomes. The costs associated with such actions will be included in the exit liability at such time that each action is approved by management.
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

The following table presents the current period activity in the accrued exit liability resulting from each of the 2016 and Prior Actions, 2017 Actions and 2018 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	Successor
	For the Period From February 10, 2018 Through June 30, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at February 10, 2018	$472	$14,837	$616	$15,925
Charges
Severance and related costs (1)	19	81	3,676	3,776
Office closures and other costs (1)	(49)	586	—	537
Total charges, net	(30)	667	3,676	4,313
Cash payments or other settlements
Severance and related costs	(79)	(1,261)	(1,213)	(2,553)
Office closures and other costs	(145)	(1,687)	—	(1,832)
Total cash payments or other settlements	(224)	(2,948)	(1,213)	(4,385)
Balance at June 30, 2018	$218	$12,556	$3,079	$15,853

Cumulative charges incurred
Severance and related costs	26,972	9,212	4,303	40,487
Office closures and other costs	10,416	14,019	—	24,435
Total cumulative charges incurred	$37,388	$23,231	$4,303	$64,922

Total expected costs to be incurred (2)	$37,388	$23,231	$5,006	$65,625

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at January 1, 2018	$540	$15,955	$—	$16,495
Charges
Severance and related costs (1)	(21)	72	627	678
Office closures and other costs (1)	19	234	—	253
Total charges, net	(2)	306	627	931
Cash payments or other settlements
Severance and related costs	—	(948)	(11)	(959)
Office closures and other costs	(66)	(476)	—	(542)
Total cash payments or other settlements	(66)	(1,424)	(11)	(1,501)
Balance at February 9, 2018	$472	$14,837	$616	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)	Total expected costs for the 2018 Actions could change based on additional actions as determined by management throughout the year.

The following table presents the current period activity for each of the 2016 and Prior Actions, 2017 Actions, and 2018 Actions described above by reportable segment (in thousands):

	Successor
	For the Period From February 10, 2018 Through June 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at February 10, 2018
2016 and Prior Actions	$289	$68	$18	$97	$472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 10, 2018	14,534	128	432	831	15,925
Charges
2016 and Prior Actions (1)	(8)	(41)	19	—	(30)
2017 Actions (1)	637	(2)	(84)	116	667
2018 Actions	1,236	883	430	1,127	3,676
Total charges, net	1,865	840	365	1,243	4,313
Cash payments or other settlements
2016 and Prior Actions	(118)	(27)	—	(79)	(224)
2017 Actions	(2,112)	(36)	(278)	(522)	(2,948)
2018 Actions	(486)	(361)	(37)	(329)	(1,213)
Total cash payments or other settlements	(2,716)	(424)	(315)	(930)	(4,385)
Balance at June 30, 2018
2016 and Prior Actions	163	—	37	18	218
2017 Actions	12,243	6	25	282	12,556
2018 Actions	1,277	538	420	844	3,079
Total balance at June 30, 2018	$13,683	$544	$482	$1,144	$15,853

Total cumulative charges incurred
2016 and Prior Actions	$18,059	$5,590	$7,160	$6,579	$37,388
2017 Actions	20,086	1,548	1,482	115	23,231
2018 Actions	1,763	910	457	1,173	4,303
Total cumulative charges incurred	$39,908	$8,048	$9,099	$7,867	$64,922

Total expected costs to be incurred
2016 and Prior Actions	$18,059	$5,590	$7,160	$6,579	$37,388
2017 Actions	20,086	1,548	1,482	115	23,231
2018 Actions (2)	2,023	910	539	1,534	5,006
Total expected costs to be incurred	$40,168	$8,048	$9,181	$8,228	$65,625

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at January 1, 2018
2016 and Prior Actions (3)	$348	$77	$18	$97	$540
2017 Actions (3)	14,317	91	483	1,064	15,955
2018 Actions (3)	—	—	—	—	—
Total balance at January 1, 2018 (3)	14,665	168	501	1,161	16,495
Charges
2016 and Prior Actions (1)	(5)	3	—	—	(2)
2017 Actions (1)	289	16	2	(1)	306
2018 Actions	527	27	27	46	627
Total charges, net	811	46	29	45	931
Cash payments or other settlements
2016 and Prior Actions	(54)	(12)	—	—	(66)
2017 Actions	(888)	(63)	(98)	(375)	(1,424)
2018 Actions	—	(11)	—	—	(11)
Total cash payments or other settlements	(942)	(86)	(98)	(375)	(1,501)
Balance at February 9, 2018
2016 and Prior Actions	289	68	18	97	472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 9, 2018	$14,534	$128	$432	$831	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)	Total expected costs for the 2018 Actions could change based on additional actions as determined by management throughout the year.

(3)
Effective January 1, 2018, the Company no longer allocates corporate overhead to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

15. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consist of the following (in thousands):

	Successor	Predecessor
	June 30, 2018	December 31, 2017
Servicing Advance Facilities	$304,920	$421,165
Early Advance Reimbursement Agreement	—	62,297
Total servicing advance liabilities	$304,920	$483,462
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

On February 12, 2018, the Securities Master Repurchase Agreement was repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPAT II Facility. The DAAT Facility and DPAT II Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively, and the variable funding notes under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the Securities Master Repurchase Agreement, were fully redeemed. The DAAT Facility and DPAT II Facility have aggregate capacities of $465.0 million and $85.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPAT II Facility is based on the lender's applicable index, plus a per annum margin of 2.25%, and have an expected repayment date of February 2019. These facilities, together with the Ditech Financial Exit Master Repurchase Agreement used to fund originations and the RMS Exit Master Repurchase Agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities.
In connection with the DAAT Facility and DPAT II Facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under these facilities is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Advances made under the DAAT Facility and DPAT II Facility are held in two separate trusts: the existing DAAT, used to hold GSE advances, and DPAT II, used to hold non-GSE advances. These facilities provide funding for servicer and protective advances made in connection with Ditech Financial's servicing of certain Fannie Mae, Freddie Mac and other mortgage loans, and is non-recourse to the Company. These facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company's operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth, minimum liquidity and profitability requirements. In May 2018, the profitability covenants included in the DAAT Facility and DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each respective agreement. Ditech Financial was in compliance with the terms of the DAAT Facility and DPAT II Facility, including financial covenants, at June 30, 2018.
In August 2018, the profitability covenants included in the DAAT Facility and the DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ending September 30, 2018, as applicable to the terms of each agreement. Additionally, the liquidity covenants included in the DAAT Facility and the DPAT II Facility were amended to reduce the liquidity requirements for the remaining term of each agreement.
The Company's subsidiaries are dependent on the ability to secure servicing advance financing facilities on acceptable terms and to renew, replace or resize existing facilities as they expire. If the Company fails to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, the Company may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions.
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

On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities whereupon the Ditech Financial Exit Master Repurchase Agreement and RMS Exit Master Repurchase Agreement amended under the DIP Warehouse Facilities will continue to provide financing for Ditech Financial's origination business and will continue to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the facilities were amended to, among other things, extend the maturity date to February 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25% on originated and purchased residential loans and 3.25% on repurchased HECMs and real estate owned, increase the amount available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion and increase the maximum repayment term for certain repurchased HECMs from 180 days to 365 days. These facilities, together with the DAAT Facility and DPAT II Facility used to fund advances, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities.
On April 23, 2018, RMS entered into an additional master repurchase agreement that provides up to $212.0 million in total capacity, and a minimum of $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. The interest rate on this facility is based the applicable index rate plus 3.25%.
At June 30, 2018, $611.8 million of the outstanding borrowings under the master repurchase agreements were secured by $656.6 million in originated and purchased residential loans and $766.8 million of outstanding borrowings were secured by $881.6 million and $19.8 million in repurchased HECMs and real estate owned, respectively.
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
All of the Company’s master repurchase agreements contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. In May 2018, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenant for the quarter ending June 30, 2018, as applicable to the terms of the agreement. The Company's subsidiaries were in compliance with the terms of these agreements, including financial covenants, at June 30, 2018.
In August 2018, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenant for the quarter ending September 30, 2018, as applicable to the terms of the agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenants included in each of Ditech Financial's and RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement.
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

17. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	Successor		Predecessor
	June 30, 2018		December 31, 2017
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2018 Term Loan (unpaid principal balance of $1,056,359 at June 30, 2018)	$1,021,550	8.09%	$—	—%
Second Lien Notes (unpaid principal balance of $251,575 at June 30, 2018) (2)	193,716	9.00%	—	—%
2013 Term Loan (unpaid principal balance of $1,229,590 at December 31, 2017)	—	—%	1,214,663	5.31%
Senior Notes (unpaid principal balance of $538,662 at December 31, 2017)	—	—%	538,662	7.875%
Convertible Notes (unpaid principal balance of $242,468 at December 31, 2017)	—	—%	242,468	4.50%
Subtotal	1,215,266		1,995,793
Less: Liabilities subject to compromise (3)	—		781,130
Total corporate debt	$1,215,266		$1,214,663
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	During the three months ended June 30, 2018, the unpaid principal balance on the Second Lien Notes increased $1.6 million due to the additional PIK interest.

(3)	Liabilities subject to compromise consist of the Senior Notes and Convertibles Notes at December 31, 2017. Refer to Note 3 for additional information.
Pre-Bankruptcy Emergence
2013 Credit Agreement
At December 31, 2017, the Company had the 2013 Term Loan in the original principal amount of $1.5 billion and unpaid principal amount of $1.2 billion. The Company also had the 2013 Revolver with a maximum availability of $20.0 million at December 31, 2017, and with $19.5 million outstanding in issued LOCs reducing the amount available on the 2013 Revolver, the Company had $0.5 million in available capacity. The Company's obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of its subsidiaries and secured by substantially all of its assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on the consolidated balance sheets.
Senior Notes
In December 2013, the Company completed the sale of $575.0 million aggregate principal amount of Senior Notes, which paid interest semi-annually at an interest rate of 7.875% and were scheduled to mature on December 15, 2021. The balance outstanding on the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of Senior Notes as well as accrued interest on the Senior Notes of $19.4 million was included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) Mandatorily Convertible Preferred Stock. See below for additional information on the Second Lien Notes and refer to Note 21 for additional information regarding the Mandatorily Convertible Preferred Stock.

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
Post-Bankruptcy Emergence
2018 Credit Agreement
On February 9, 2018, the Company entered into the 2018 Credit Agreement, which includes a $1.2 billion 2018 Term Loan. The 2018 Credit Agreement amends and restates the Company’s 2013 Credit Agreement and was subsequently amended as described below. The 2013 Revolver and issued letters of credit were terminated upon entry into the 2018 Credit Agreement. The Company's obligations under the 2018 Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the assets of the Company subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on the Company's consolidated balance sheets. Refer to the Consolidated Variable Interest Entities section of Note 5 for additional information.
The 2018 Term Loan bears interest at a rate equal to, at the Company's option (i) LIBOR plus 6.00%, subject to a LIBOR floor of 1.00% or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan matures on June 30, 2022. The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $62.6 million during the period from February 10, 2018 through June 30, 2018 and $110.6 million during the period from January 1, 2018 to February 9, 2018. The balance outstanding on the 2018 Term Loan was $1.1 billion at June 30, 2018. The Company is required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
September 2018	$7,500
December 2018	7,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
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
On March 29, 2018, the Company entered into an amendment to 2018 Credit Agreement to (i) waive the Company’s compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require the Company to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which the Company satisfied during the three months ended June 30, 2018, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into the amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
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
The Company may redeem all or a portion of the Second Lien Notes prior to December 15, 2020 by paying a specified premium, or at any time on or after December 15, 2020 at applicable redemption prices, in each case, plus accrued and unpaid interest. In addition, on or before December 15, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Second Lien Notes with the net proceeds of certain equity offerings at the redemption price of 109.000% of the principal amount of Second Lien Notes redeemed, plus accrued and unpaid interest. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase the Second Lien Notes at 101% of their principal amount, plus accrued and unpaid interest. In addition, if the Second Lien Notes would otherwise constitute “applicable high-yield discount obligations,” at the end of each accrual period ending on or after February 9, 2023, the Company will be required to redeem a portion of the Second Lien Notes. The Second Lien Notes Indenture limits the Company's ability to, among other things, pay dividends and make distributions or repurchase stock; make certain investments; incur additional debt; sell assets; enter into certain transactions with affiliates; create or incur liens; materially change its lines of business; and merge or consolidate or transfer or sell all or substantially all of its assets. The Second Lien Notes Indenture contains certain customary events of default, including the failure to make timely payments on the Second Lien Notes, failure to satisfy certain covenants and specified events of bankruptcy and insolvency.
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

Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	Successor		Predecessor
	June 30, 2018		December 31, 2017
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at fair value (unpaid principal balance of $638,826 and $353,262 at June 30, 2018 and December 31, 2017, respectively)	$633,244	6.16%	$348,682	6.26%
Mortgage-backed debt at amortized cost (unpaid principal balance of $391,208 at December 31, 2017)	—	—%	387,200	6.07%
Total mortgage-backed debt	$633,244	6.16%	$735,882	6.16%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to mortgage-backed debt totaling $6.2 million at February 9, 2018, as further described in Note 3.
19. Share-Based Compensation
On the Effective Date, all outstanding options and non-vested awards at December 31, 2017 were canceled in connection with the Company's emergence from bankruptcy. Accordingly, the Company was required to recognize the entire amount of any previously unrecognized compensation cost, which totaled $0.4 million at February 9, 2018.
During the second quarter of 2018, the Company announced the appointment of Thomas F. Marano as Chief Executive Officer and Ritesh Chaturbedi as Chief Operating Officer. In connection with his appointment as Chief Executive Officer, Mr. Marano received PSUs on July 18, 2018 with the number of shares earned to be determined based upon the average closing price of the Company's stock for the 20 trading days immediately prior to April 18, 2019. The number of shares earned under the applicable award agreement will be determined by the Compensation Committee in accordance with the stock performance ranges detailed within the applicable award agreement up to a maximum number of 500,000 shares. Subject to Mr. Marano's continued service with the Company on each applicable vesting date, fifty percent of the earned shares will vest on April 18, 2019 while the remaining earned shares will vest one year later.
Mr. Chaturbedi was granted PSUs on July 18, 2018 with the number of shares earned to be determined based upon the average closing price of the Company's stock for the 20 trading days immediately prior to and including December 31, 2020. The number of shares earned under the applicable award agreement will be determined by the Compensation Committee in accordance with the stock performance ranges detailed within the applicable award agreement up to a maximum number of 20,000 shares. Subject to Mr. Chaturbedi's continued service with the Company, fifty percent of the earned shares will vest on December 31, 2020 and the remaining shares will vest one year later.
Total expected compensation expense for the awards granted to Mr. Marano and Mr. Chaturbedi is expected to be calculated using a Monte Carlo valuation technique, which considers the probability of all of the possible outcomes of the performance target.
During the second quarter of 2018, the Company granted 251,632 immediately vesting RSUs to non-employee directors, which included 37,746 RSUs being accounted for as liability-classified awards in accordance with GAAP and requires them to be marked-to-market each period. The weighted-average grant date fair value of $5.50 for these awards was based on the closing market price of the Company's stock on the grant date.

During July 2018, the Company granted Tier I or Tier II PSUs to certain employees. Tier I awards totaled 315,882 target PSUs and contain a performance condition based on the achievement of liquidity measures in addition to a service component. The Tier II awards totaled 336,636 target PSUs and contain performance conditions based on the achievement of liquidity measures as well as individual goals in addition to a service component. For the Tier II awards, the liquidity measure accounts for 60% of the target PSUs while the remaining 40% of the target PSUs are attributable to the individual goals metric. The measurement date for both of the aforementioned performance conditions is December 31, 2018, with an ongoing liquidity requirement for the Tier 1 awards and the liquidity portion of the Tier II awards. These PSUs vest in equal installments on March 15, 2019, March 15, 2020 and March 15, 2021. The number of shares that ultimately vest will be based on the performance percentages, which can range from 0% to 165% of target for the PSUs relating to the liquidity performance metric and 0% to 100% of target for the PSUs relating to the individual performance metric. The weighted-average grant date fair value of both the Tier I and Tier II PSUs of $5.33 was based on the closing market price of the Company's stock on the grant date. Each PSU has one share of Company common stock underlying such PSU.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures. Share-based compensation expense of $1.4 million for the three months ended June 30, 2018 and the period from February 10, 2018 through June 30, 2018 and $0.5 million during the period from January 1, 2018 through February 9, 2018, is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss).
20. Income Taxes
The Company calculates income tax expense (benefit) for each interim reporting period based on the estimated annual effective tax rate, which takes into account all expected ordinary activity for the year. The Company recognized income tax expense of $0.2 million and $0.4 million for the three months ended June 30, 2018 and the period from February 10, 2018 through June 30, 2018, respectively. Deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses.
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
As provided by Section 382 of the Code and similar state tax law provisions, utilization of certain tax attributes may be subject to substantial annual limitations due to an ownership change in the Company. Under the rules, statutorily defined ownership changes may limit the amount of tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 for federal income tax purposes, results from transactions that increase the ownership of statutorily defined 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a testing period, generally three years.
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
21. Equity and Earnings (Loss) Per Share
On the Effective Date, all shares of the Predecessor common stock were canceled and 4,252,500 shares of the Successor common stock, par value $0.01 per share, were issued to the previous shareholders of common stock and Convertible Noteholders. The Successor common stock was valued based on its initial trading price of $10.25 per share for a total value of $43.6 million. The Company reserved 3,193,750 shares of common stock for issuance under an equity incentive plan.
On the Effective Date, the Company issued 100,000 shares of Mandatorily Convertible Preferred Stock initially valued at $123.2 million to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share of $8.6975, subject to adjustment as described in the Articles of Amendment and Restatement, for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment as described in the Articles of Amendment and Restatement, is $8.6975.
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
Further, on the Effective Date, the Company issued to the holders of its common stock, as well as the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date. The estimated fair values of the Series A and B Warrants, on the Effective Date, were determined to be $1.68 and $0.94 per warrant, respectively, and are classified within additional paid-in capital on the consolidated balance sheets.
Termination of Rights Agreement
The Company had previously adopted the Rights Agreement, dated as of June 29, 2015, and subsequently amended and restated on November 11, 2016 and further amended on November 9, 2017 and February 9, 2018, which was intended to help protect the Company's “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of the Company's common stock.
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
Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Numerator for basic and diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$(40,470)	$(94,309)	$(94,619)	$521,007	$(89,801)

Denominator
Weighted-average common shares outstanding (Basic denominator)	4,707	36,536	4,546	37,374	36,475
Effect of dilutive securities:
RSUs	—	—	—	50	—
Weighted-average common shares outstanding (Dilutive denominator)	4,707	36,536	4,546	37,424	36,475

The Company’s Mandatorily Convertible Preferred Stock are considered to be participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the three months ended June 30, 2018 and the period from February 10, 2018 through June 30, 2018, no effect is given to the participating securities because they do not share in the losses of the Company.
For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes securities that could potentially dilute earnings per share in the future but have been excluded from the computation of dilutive earnings per share in the periods that the Company has earnings (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Outstanding share-based compensation awards
Stock options (1)	—	3,567	—	3,533	3,567
Restricted stock units	—	337	—	327	170
Assumed conversion of Convertible Notes	—	4,932	—	4,932	4,932
Assumed conversion of Convertible Preferred Shares	11,344	—	11,232	—	—
Outstanding Series A and B Warrants	12,994	—	12,994	—	—
__________

(1)	All antidilutive stock options at February 9, 2018 and June 30, 2017 were out-of-the-money. There were no stock options granted during the period from February 10, 2018 through June 30, 2018.
The outstanding Series A and B Warrants are antidilutive when calculating earnings per share when the Company's average stock price was less than $20.63 and $28.25, respectively. Upon exercise of warrants, the Company shall either deliver, against payment of the exercise price, a number of shares of common stock equal to the number of warrants exercised, or, if a cashless exercise is elected, the net share settlement amount of common stock equal to number of shares of common stock calculated by dividing the product of the number of shares of common stock underlying the warrants multiplied by the fair market value less the exercise price, by the fair market value.
The Convertible Notes were antidilutive when calculating earnings per share when the Company's average stock price was less than $58.80. Upon conversion of the Convertible Notes, the Company may have paid or delivered, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.
22. Segment Reporting
Management has organized the Company into three reportable segments, based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company. Commencing February 1, 2017, an insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

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

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenues and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as corporate expenses, in Corporate and Other. Intersegment revenues and expenses have been eliminated. Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

	Successor
	For the Three Months Ended June 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$148,066	$47,844	$5,792	$228	$(3,402)	$198,528
Income (loss) before income taxes	50,513	(8,428)	(29,648)	(52,658)	—	(40,221)

	Predecessor
	For the Three Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$117,426	$80,520	$15,409	$200	$(4,768)	$208,787
Income (loss) before income taxes	(33,849)	23,784	(13,634)	(68,916)	—	(92,615)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Corporate and Other non-reportable segment of $1.6 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $0.3 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $2.1 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively.

	Successor
	For the Period From February 10, 2018 Through June 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$204,934	$79,285	$10,628	$399	$(5,503)	$289,743
Income (loss) before income taxes	52,646	(20,210)	(41,317)	(85,300)	—	(94,181)

	June 30, 2018
Total assets	$2,313,741	$943,825	$9,421,614	$345,278	$(196,276)	$12,828,182

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$145,551	$29,885	$13,207	$89	$(1,459)	$187,273
Income (loss) before income taxes	69,614	7,977	(1,133)	444,531	—	520,989

	Predecessor
	For the Six Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$265,206	$161,328	$37,902	$710	$(11,074)	$454,072
Income (loss) before income taxes	14,513	40,112	(15,650)	(127,204)	—	(88,229)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Corporate and Other non-reportable segment of $2.5 million, $0.8 million and $5.3 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $0.5 million, $0.3 million and $1.6 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $3.5 million, $0.9 million and $7.4 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

23. Commitments and Contingencies
Mandatory Clean-Up Call and Letter of Credit Reimbursement Obligation
Historically, the Company was obligated to exercise the mandatory clean-up call obligations assumed as part of a prior agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company was required to call these securitizations when the principal amount of each loan pool fell to 10% or below of the original principal amount. On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, the Company paid an inducement fee in the amount of $36.5 million to the counterparty, which was deferred and is being amortized as the counterparty executes the clean-up calls per the agreement. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. At June 30, 2018, the outstanding advances available for the remaining trusts to be called totaled $4.1 million. The Clean-up Call Agreement inducement fee had a balance of $22.0 million at June 30, 2018, which was recorded within other assets on the consolidated balance sheets.
As part of an agreement to service the loans in the original eleven securitization trusts and as a result of the Clean-up Call Agreement, the Company has an obligation to reimburse a third party for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to the seven remaining consolidated securitization trusts from July 1, 2017 through each individual call date. The total draws on the LOCs was $11.8 million at June 30, 2018.

Unfunded Commitments
Reverse Mortgage Loans
At June 30, 2018, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $1.0 billion and similar commitments on fixed-rate reverse loans of $0.1 million, primarily in the form of undrawn lines-of-credit. The borrowing capacity of $1.0 billion was available to be drawn by borrowers at June 30, 2018. In addition, the Company has other commitments of $24.6 million to fund taxes and insurance on borrowers’ properties to the extent of amounts that were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing.
Mortgage Loans
The Company has short-term commitments to lend $1.4 billion and commitments to purchase loans totaling $17.3 million at June 30, 2018. In addition, the Company had commitments to sell $2.0 billion and purchase $417.5 million in mortgage-backed securities and commitments to sell whole loans of $47.8 million at June 30, 2018.
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
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of reverse loan repurchases, the Company may continue to seek additional, or expansion of existing, master repurchase or similar agreements, to provide financing capacity for future required loan repurchases, and/or may seek to sell previously repurchased HECMs. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. The Company repurchased $600.7 million, $257.1 million and $510.0 million in reverse loans and real estate owned from securitization pools during the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively. At June 30, 2018, the Company had repurchased reverse loans and real estate owned totaling $1.0 billion, with a fair value of $993.9 million, and unfunded commitments to repurchase reverse loans and real estate owned of $144.9 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods and are expected to continue to increase due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount.
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

The Company's representations and warranties are generally not subject to stated limits of exposure, with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2018, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $69.7 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2018, adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $13.7 million at June 30, 2018, and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $99.1 million at June 30, 2018 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company recorded (reduced) a provision, net of expected third-party recoveries, related to the curtailment obligation liability of $(3.4) million and $0.4 million during the period from February 10, 2018 through June 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. The Company has potential estimated maximum financial statement exposure for an additional $153.2 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $40.3 million at June 30, 2018 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
Litigation and Regulatory Matters
In the ordinary course of business, the Company and its subsidiaries are defendants in, or parties to, pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. Many of these actions and proceedings are based on alleged violations of consumer protection laws governing the Company's servicing and origination activities. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company.
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
At June 30, 2018, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $26 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $10 million at June 30, 2018. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On July 13, 2018, the parties entered into a formal settlement agreement to settle the action for $2.95 million, subject to notice to the alleged class and court approval, and the plaintiff moved the court for preliminary approval of the settlement. The settlement, if completed, will be paid by the Company's directors’ and officers’ insurance carrier.

A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. The plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the Court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the Court’s denial of the motion to dismiss. On July 2, 2018, the parties reached an agreement in principle to settle the action for certain corporate governance measures subject to the negotiation of a formal settlement agreement, notice to stockholders, and court approval. Plaintiff’s counsel is seeking a payment of attorneys’ fees for the benefit he claims the Company received as a result of the corporate governance measures expected to be agreed to in the settlement. If the parties cannot agree on an amount of attorneys’ fees to be paid to plaintiff’s counsel, he will seek an award of attorneys’ fees from the court. Any attorneys’ fees paid to plaintiff’s counsel will be paid by the Company’s directors’ and officers’ insurance carrier.
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
Our Investor Relations Department can be contacted at 1100 Virginia Drive, Suite 100A, Fort Washington, Pennsylvania 19034, Attn: Investor Relations, telephone (813) 421-7694.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any changes in our strategy. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, and in our other filings with the SEC.

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

•	the success of our business strategy in returning us to sustained profitability;

•	uncertainties related to the Board's review of strategic alternatives;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, or other adverse change relating to, or our ability to improve, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax assets, including the risk of an "ownership change" under Section 382 of the Code;

•	our ability to maintain the listing of our common stock and warrants on the NYSE;

•	our ability to continue as a going concern;

•	uncertainties regarding impairment charges relating to our intangible assets;

•	risks associated with one or more material weaknesses identified in our internal controls over financial reporting, including the timing, expense and effectiveness of our remediation plans;

•	our ability to implement and maintain effective internal controls over financial reporting and disclosure controls and procedures;

•	our ability to manage potential conflicts of interest relating to our relationship with WCO; and

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
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown in Note 3 to the Consolidated Financial Statements. GAAP requires us to report our results separately as the period subsequent to emergence (Successor), which is the period from February 10, 2018 through June 30, 2018, and the period prior to emergence (Predecessor), which is the period from January 1, 2018 through February 9, 2018. Any presentation of the Successor represents the financial position and results of operations of the Successor and is not comparable to prior periods.
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

The Company forecasts continued reductions in liquidity that may become increasingly challenging if there is further deterioration of results due to required repayment terms and restrictive covenants of the Term Loan, recurring operating losses and negative cash flows in certain of its segments, including unforeseen increased collateral posting requirements. As described further below under “Liquidity and Capital Resources,” the Company continues to actively refine its liquidity plan and intends to take all appropriate actions to maintain adequate liquidity to meet its debt maturities, other liabilities and commitments. Based on the Company’s liquidity plan, the Company currently believes its sources of liquidity are adequate to fund its operations for at least the next 12 months following the issuance of these financial statements. There can be no assurance that the Company will be successful in implementing this plan, or if the Company is successful, there can be no assurances that the plan will be sufficient to meet the Company’s liquidity needs.
In June 2018, the Board announced that it had initiated a process to evaluate strategic alternatives to enhance stockholder value. This review process, which is being conducted with the assistance of financial and legal advisors, will consider a range of potential strategic alternatives, which will include, among others, a sale of the Company, a business combination or continuing as a standalone entity.

At June 30, 2018, we serviced 1.6 million residential loans with a total unpaid principal balance of $197.3 billion. We originated $5.4 billion in mortgage loan volume during the first six months of 2018.
Throughout 2018, our strategy will be multi-dimensional, with a focus on profitability and liquidity, driven by increased brand awareness, relentless cost management, operational efficiency through process re-engineering in our servicing operations and expanding the number of counterparties with which we do business. Additionally, we may from time to time sell servicing rights to third parties on a selective basis while continuing to grow our subservicing business with third-party servicing rights owners. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with ownership of servicing rights. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans following the sale of a MSR. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of fair value charges driven by runoff.
During the six months ended June 30, 2018, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $2.4 billion relating to mortgage loans sold with servicing retained and $965.5 million relating to subservicing contracts, which was more than offset by $13.2 billion of payoffs and other adjustments, net of recapture activities. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $1.2 billion in tail issuances, Ginnie Mae buyout loans sold with subservicing retained and other additions, which was partially offset by $1.1 billion in payoffs and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During the six months ended June 30, 2018, we originated $2.4 billion of mortgage loans through our consumer and wholesale channels and purchased $2.9 billion of mortgage loans through our correspondent channel. Substantially all of these purchased and originated mortgage loans were added to our third-party servicing portfolio upon loan sale. The results in our originations business have been negatively impacted by the recent rise in interest rates, which reduces the level of refinancing transactions. Purchase activity has remained robust despite the higher rate environment; however, we are not an established purchase money lender and it will take time to develop brand awareness and build market share.
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
At June 30, 2018, we were the subservicer for 0.8 million mortgage loan accounts with an unpaid principal loan balance of $105.1 billion. These subserviced accounts represented approximately 59% of our mortgage loan servicing portfolio based on unpaid principal loan balance at that date. Our Servicing segment's largest subservicing customer, NRM, represented approximately 79% of our mortgage loan subservicing portfolio based on unpaid principal loan balance at June 30, 2018. Our next largest subservicing customer represented approximately 19% of our mortgage loan subservicing portfolio based on unpaid principal loan balance at June 30, 2018.

The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice on behalf of, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of certain additional risks and uncertainties relating to our subservicing contracts. Refer also to Note 4 to the Consolidated Financial Statements.
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. During the six months ended June 30, 2018, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 51% Ginnie Mae loans, (ii) 38% Fannie Mae conventional conforming loans and (iii) 11% Freddie Mac conventional conforming loans.
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
Corporate and Other - As of June 30, 2018, our Corporate and Other non-reportable segment includes our Corporate functions and also holds the assets and liabilities of the Non-Residual Trusts and corporate debt. Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
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
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. During 2018, our results were also impacted by reorganization items and fresh start accounting adjustments of $464.5 million that were directly attributable to the Chapter 11 Case and our emergence from bankruptcy, and by non-cash goodwill and intangible assets impairment charges of $11.0 million. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments, funds available from our master repurchase agreements and mortgage loan servicing advance facilities, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. We are currently working with our existing as well as new lenders to increase financing capacity for reverse Ginnie Mae buyout loans in an amount sufficient to provide adequate liquidity for future buyouts. In June 2018, the Company sold a pool of defaulted reverse Ginnie Mae buyout loans owned by the Company and financed under its existing financing facilities for a sales price of approximately $241.3 million, which amount includes a negotiated holdback amount. The Company continues to service these loans on behalf of the purchaser under a subservicing agreement. On April 23, 2018, we entered into a master repurchase agreement that provides up to $212.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. Refer to the Liquidity and Capital Resources section below for additional information.

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
Total revenues were $198.5 million for the three months ended June 30, 2018, which represented a decrease of $10.3 million as compared to the same period of 2017. The decrease in revenue reflects decreases of $27.3 million in net gains on sales of loans, $10.0 million in interest income on loans and $9.6 million in net fair value gains (losses) on reverse loans and related HMBS obligations, partially offset by an increase of $38.8 million in net servicing revenue and fees. The increase in net servicing revenue and fees was driven by an increase of $66.3 million related to changes in valuation inputs and assumptions for servicing rights, partially offset by $30.4 million in lower servicing fees.
Total revenues were $289.7 million and $187.3 million for the period from February 10, 2018 through June 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented an increase of $22.9 million as compared to the six months ended June 30, 2017. The increase in revenue reflects an increase of $102.6 million in net servicing revenue and fees, partially offset by decreases of $45.2 million in net gains on sales of loans, $17.2 million in interest income on loans and $12.8 million in net fair value gains (losses) on reverse loans and related HMBS obligations. The increase in net servicing revenue and fees was driven by an increase of $155.5 million related to changes in valuation inputs and assumptions for servicing rights, partially offset by $58.7 million in lower servicing fees.
The increase in fair value adjustments to servicing rights was driven by a 60 bps increase in mortgage interest rates and the discount rate impact reflecting the tightening of yields during the first half of 2018, as well as an adjustment to prepayment models for specific products during the first half of 2017. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during the first half of 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current. The decrease in servicing fees was due to the reduction in our owned MSR portfolio and continued runoff of the overall servicing portfolio. The decrease in net gains on sales of loans resulted from an overall lower volume of locked loans. The decrease in interest income on loans results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held in the Residual Trusts on February 10, 2018 in connection with fresh start accounting. The decrease in net fair value gains (losses) on reverse loans and related HMBS obligations was due to an increase in net non-cash fair value losses related to valuation model assumption adjustments for buyout loans and changes in market pricing during 2018, offset in part by an increase in net interest income due to an increase in buyouts.
Total expenses were $251.7 million for the three months ended June 30, 2018, which represented a decrease of $40.9 million as compared to the same period of 2017. The decrease in expenses was driven by $17.2 million in lower general and administrative expenses resulting from decreases in legal fees related to litigation and regulatory costs, costs related to our debt restructure initiative in 2017 and advance loss provision due to lower Fannie Mae and Freddie Mac escrow requirements, and $18.3 million in lower salaries and benefits resulting from a lower average headcount driven by site closures and various organizational changes as well as a decrease in severance. In addition, we recorded intangible assets impairment of $1.0 million in the second quarter of 2018.
Total expenses were $397.4 million and $133.7 million for the period from February 10, 2018 through June 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented a decrease of $75.2 million as compared to the six months ended June 30, 2017. The decrease in expenses was driven by $43.8 million in lower general and administrative expenses resulting from decreases in legal fees related to litigation and regulatory costs, default servicing expense, and advance loss provision due to lower Fannie Mae and Freddie Mac escrow requirements, and $39.0 million in lower salaries and benefits resulting from a lower average headcount driven by site closures and various organizational changes as well as a decrease in severance. These decreases were partially offset by goodwill and intangible assets impairment charges of $11.0 million recorded during the period from February 10, 2018 through June 30, 2018.
During the first quarter of 2018, we recorded goodwill impairment of $9.0 million related to the Originations segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender. During the first quarter of 2018, we recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment, and during the second quarter of 2018, we recorded intangible assets impairment of $1.0 million related to trade names of the Originations segment. These assets were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance.

Total other gains were $467.4 million for the period from January 1, 2018 through February 9, 2018, which was driven by $464.5 million in reorganization items and fresh start accounting adjustments. Reorganization items consisted primarily of $556.9 million related to the gain on cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to Convertible and Senior Noteholders. Refer to the Emergence from Reorganization Proceedings section for additional information.
Cash provided by operating activities decreased $380.3 million during the six months ended June 30, 2018 as compared to the same period of 2017. The primary driver for the change in cash provided by operating activities was a decrease in cash provided by origination activities resulting from a lower volume of loans sold in relation to loans originated during the six months ended June 30, 2018 as compared to the same period of 2017.
Refer to the Results of Operations and Business Segment Results sections for further information on the changes addressed. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section.
Strategy
Throughout 2018, our strategy will be multi-dimensional, with a focus on profitability and liquidity, driven by increased brand awareness, relentless cost management, operational efficiency through process re-engineering in our servicing operations and expanding the number of counterparties with which we do business. Additionally, we may from time to time sell servicing rights to third parties on a selective basis while continuing to grow our subservicing business with third-party servicing rights owners.
On June 27, 2018, the Company announced that, in response to certain inquiries received by the Board of Directors of the Company, the Board of Directors has initiated a process to evaluate strategic alternatives to enhance stockholder value. This review process, which is being conducted with the assistance of financial and legal advisors, will consider a range of potential strategic alternatives, which will include, among others, a sale of the Company, a business combination or continuing as a standalone entity.
In the Servicing segment, the shift of our servicing portfolio from servicing to subservicing has resulted in, and is expected to continue to result in, a decline in revenue. Our ability to implement initiatives to reduce costs on pace with or faster than declining revenues is a key factor to us achieving a sustained level of profitability within the servicing business. We have already achieved cost reductions in a number of areas, but there can be no assurance that we will be able to reduce costs so as to enable the servicing business to return to profitability in the near-term or at all. We are also concentrating on improving the performance of our servicing business by, for example, seeking to strengthen our internal control environment, lower delinquency rates and improve standards and compliance. These cost reduction initiatives and operational improvements are critical to our ability to compete effectively and profitably for opportunities to subservice for others. We intend to execute numerous initiatives to become a more customer-centric organization aimed at improving our performance as an originator and servicer. We believe that a cross-functional approach to customer service will bring better customer experiences, solutions and advice to the customer. We also continue to improve the efficiency of our origination operations, through such measures as better processes, improved use of outsource vendors, renegotiation of current vendor and procurement contracts, reduction of spans and layers, and improved use of technology.
In the Originations segment, our business is challenged by the expiration of HARP at the end of 2018 and higher interest rates driving a significant reduction in the refinancing market, which historically was the primary focus of the Company. Higher interest rates, the impact of changes in the interest rate curve creating margin compression and aggressive buying of MSR by certain competitors have had a significant impact on our ability to profitably compete in our Originations segment in the first half of 2018. In order to achieve sustained profitability in our originations business, we will have to increase our outbound contact efforts and improve retention. As we endeavor to expand our originations business, we expect that we will need to increase significantly the amount of purchase money loans we originate, particularly in our consumer direct channel. This has required us to develop marketing and advertising programs to enhance our brand awareness among potential customers, and launch a digital marketing presence this year. We are focused on deeper integration of our originations business processes with our servicing business to better identify viable customer opportunities. This, along with our digital point of sale release, is expected to streamline operational processes and shorten cycle times in an effort to improve our customer experience and reduce fallout.
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
To date, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice some of these MSR. Refer to Note 4 to the Consolidated Financial Statements for additional information on transactions with NRM. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers. We expect that we will generally choose to retain the right to subservice such MSR sold by us, but we may also sell MSR with servicing released. We may also engage in other transactions to limit or reduce our investment in MSR, including sales of excess servicing spread.
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
Common Stock
On the Effective Date, all shares of our Predecessor common stock were canceled and 4,252,500 shares of Successor common stock, par value $0.01 per share, were issued to the Predecessor stockholders and Convertible Noteholders. We reserved 3,193,750 shares of common stock for issuance under our equity incentive plan. The estimated fair value, on the Effective Date, of the common stock was $10.25 per share.
Preferred Stock
On the Effective Date, we issued 100,000 shares of Mandatorily Convertible Preferred Stock to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment, is $8.6975. The shares of Mandatorily Convertible Preferred Stock are also convertible at the option of the holder thereof or upon the affirmative vote of at least 66 2/3% of the Mandatorily Convertible Preferred Stock then outstanding. The estimated fair value, on the Effective Date, of the Mandatorily Convertible Preferred Stock was $1,231.70 per share.
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
Warrants
On the Effective Date, we issued to the Predecessor stockholders of our common stock, as well as the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date. The estimated fair values, on the Effective Date, of the Series A Warrants and Series B Warrants were $1.68 and $0.94 per share, respectively.
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

Second Lien Notes
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into an indenture and issued $250.0 million aggregate principal amount of Second Lien Notes. The Second Lien Notes will mature on December 31, 2024. Interest on the Second Lien Notes will accrue at a rate of 9.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount (plus previously accrued PIK interest payable), at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require that we exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and our subsidiary guarantors. Refer to the Liquidity and Capital Resources section for further discussion of the impact to our liquidity.
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
Warehouse Facilities
On the Effective Date and for a period of one year following the Effective Date, we will continue to receive financing pursuant to a master repurchase agreement providing for a maximum committed capacity sub-limit of $1.0 billion used principally to fund our mortgage loan originations business and a master repurchase agreement providing for a maximum committed capacity sub-limit of $800.0 million used principally to fund the purchase of home equity conversion mortgage loans and foreclosed real estate from certain securitization pools. In addition to the foregoing master repurchase agreement sub-limits, these facilities, the DAAT Facility and the DPAT II Facility are subject, collectively, to a combined maximum outstanding amount of $1.9 billion. See Liquidity and Capital Resources for further discussion of the impact to our liquidity and recent amendments to these facilities.

Servicer Advance Financing Facilities
On February 12, 2018, the Securities Master Repurchase Agreement issued under the DIP Warehouse Facilities was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPAT II Facility. As of June 30, 2018, the DAAT Facility and the DPAT II Facility had maximum capacity sub-limits of $465.0 million and $85.0 million, respectively. These facilities, together with our master repurchase agreement used to fund originations and our master repurchase agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion.
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

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
REVENUES
Net servicing revenue and fees	$130,097	$91,321	$38,776	42%	$178,452	$128,685	$204,508	$102,629	50%
Net gains on sales of loans	43,202	70,545	(27,343)	(39)%	71,720	27,963	144,901	(45,218)	(31)%
Net fair value gains (losses) on reverse loans and related HMBS obligations	(1,738)	7,872	(9,610)	(122)%	(849)	10,576	22,574	(12,847)	(57)%
Interest income on loans	471	10,489	(10,018)	(96)%	847	3,387	21,469	(17,235)	(80)%
Insurance revenue	—	—	—	—%	—	—	3,963	(3,963)	(100)%
Other revenues	26,496	28,560	(2,064)	(7)%	39,573	16,662	56,657	(422)	(1)%
Total revenues	198,528	208,787	(10,259)	(5)%	289,743	187,273	454,072	22,944	5%

EXPENSES
General and administrative	100,324	117,544	(17,220)	(15)%	154,849	50,520	249,171	(43,802)	(18)%
Salaries and benefits	82,802	101,071	(18,269)	(18)%	129,584	40,408	209,028	(39,036)	(19)%
Interest expense	58,384	60,884	(2,500)	(4)%	88,280	38,756	121,294	5,742	5%
Depreciation and amortization	8,384	10,042	(1,658)	(17)%	13,078	3,810	20,974	(4,086)	(19)%
Goodwill and intangible assets impairment	1,000	—	1,000	n/m	10,960	—	—	10,960	n/m
Other expenses, net	842	3,054	(2,212)	(72)%	644	229	5,837	(4,964)	(85)%
Total expenses	251,736	292,595	(40,859)	(14)%	397,395	133,723	606,304	(75,186)	(12)%

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	—	—	—	—%	(110)	464,563	—	464,453	n/m
Other net fair value gains (losses)	6,995	(8,105)	15,100	(186)%	7,589	3,740	(3,022)	14,351	n/m
Net losses on extinguishment of debt	(1,207)	(709)	(498)	70%	(1,207)	(864)	(709)	(1,362)	192%
Gain on sale of business	—	7	(7)	(100)%	—	—	67,734	(67,734)	(100)%
Other	7,199	—	7,199	n/m	7,199	—	—	7,199	n/m
Total other gains (losses)	12,987	(8,807)	21,794	(247)%	13,471	467,439	64,003	416,907	n/m

Income (loss) before income taxes	(40,221)	(92,615)	52,394	(57)%	(94,181)	520,989	(88,229)	515,037	n/m
Income tax expense (benefit)	249	1,694	(1,445)	(85)%	438	(18)	1,572	(1,152)	(73)%
Net income (loss)	$(40,470)	$(94,309)	$53,839	(57)%	$(94,619)	$521,007	$(89,801)	$516,189	n/m

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Servicing fees	$98,799	$129,154	$(30,355)	(24)%	$150,974	$52,855	$262,547	$(58,718)	(22)%
Incentive and performance fees	11,928	16,795	(4,867)	(29)%	19,183	6,019	31,949	(6,747)	(21)%
Ancillary and other fees	18,569	22,012	(3,443)	(16)%	30,325	7,335	45,255	(7,595)	(17)%
Servicing revenue and fees	129,296	167,961	(38,665)	(23)%	200,482	66,209	339,751	(73,060)	(22)%
Changes in valuation inputs or other assumptions (1)	31,592	(34,751)	66,343	(191)%	25,075	78,132	(52,281)	155,488	(297)%
Other changes in fair value (2)	(28,132)	(31,963)	3,831	(12)%	(41,958)	(13,469)	(67,949)	12,522	(18)%
Change in fair value of servicing rights	3,460	(66,714)	70,174	(105)%	(16,883)	64,663	(120,230)	168,010	(140)%
Amortization of servicing rights	(2,659)	(9,926)	7,267	(73)%	(5,147)	(2,187)	(14,951)	7,617	(51)%
Change in fair value of servicing rights related liabilities	—	—	—	—%	—	—	(62)	62	(100)%
Net servicing revenue and fees	$130,097	$91,321	$38,776	42%	$178,452	$128,685	$204,508	$102,629	50%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
We recognize servicing revenue and fees on servicing performed for third parties in which we either own the servicing right or act as subservicer. This revenue includes contractual fees earned on the serviced loans; incentive and performance fees, including those earned based on the performance of certain loans or loan portfolios serviced by us, loan modification fees and asset recovery income; and ancillary fees such as late fees and expedited payment fees. Servicing revenue and fees are adjusted for the amortization and change in fair value of servicing rights and the change in fair value of any servicing rights related liabilities.
Servicing fees decreased $30.4 million and $58.7 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to the reduction in our owned MSR portfolio and continued runoff of the overall servicing portfolio. Incentive and performance fees decreased $4.9 million and $6.7 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower asset recovery income, lower fees earned under HAMP and lower REO management fees. Ancillary and other fees decreased $3.4 million and $7.6 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due to lower late fee income and convenience and expedited payment fees resulting from a smaller portfolio.
The change in the fair value of servicing rights improved $168.0 million for the six months ended June 30, 2018 as compared to the same period of 2017. Refer to the Servicing segment section under our Business Segment Results section below for information regarding the change in fair value relating to servicing rights.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, a provision for the repurchase of loans, and interest income. Net gains on sales of loans decreased $27.3 million and $45.2 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to an overall lower volume of locked loans.
Net Fair Value Gains (Losses) on Reverse Loans and Related HMBS Obligations
Net fair value gains (losses) on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or bought out of securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Refer to the Reverse Mortgage segment discussion under our Business Segment Results section below for additional information including a detailed breakout of the components of net fair value gains (losses) on reverse loans and related HMBS obligations.

Net fair value gains (losses) on reverse loans and related HMBS obligations declined $9.6 million and $12.8 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to an increase in net non-cash fair value losses, offset in part by an increase in net interest income. Net non-cash fair value losses increased due to valuation model assumption adjustments for buyout loans and changes in market pricing during 2018. Net interest income increased primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which generally have lower interest rates than performing loans.
Interest Income on Loans
Through February 9, 2018, we recorded interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our residential loans held in the Residual Trusts in connection with fresh start accounting and, subsequently, we only record interest income on our unencumbered mortgage loans. Interest income on loans decreased $10.0 million and $17.2 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held by the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue to be subsequently recognized as gain on sale of real estate owned within other expenses when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses).
Provided below is a summary of the average balances of residential loans carried at amortized cost and the related interest income and average yields (dollars in thousands):

	Successor	Predecessor		Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
			Variance				Variance
Residential loans at amortized cost
Interest income	$471	$10,489	$(10,018)	$847	$3,387	$21,469	$(17,235)
Average balance (1)	8,514	474,395	(465,881)	8,530	408,765	479,094	(337,152)
Annualized average yield	22.13%	8.84%	13.29%	25.70%	7.56%	8.96%	(2.99)%
__________

(1)
Average balance is calculated as the average recorded investment in the loans at the beginning of each month during the period and excludes loans subject to repurchase from Ginnie Mae, as we do not own these mortgage loans and, therefore, are not entitled to any interest income they generate.

Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $4.0 million for the six months ended June 30, 2018 as compared to the same period of 2017 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues.

Other Revenues
Other revenues consist primarily of origination fee income, interest income on cash and cash equivalents, changes in the fair value of charged-off loans and insurance marketing commissions. Other revenues decreased $2.1 million and $0.4 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower origination fee income of $3.7 million and $4.8 million, respectively, due to lower funded originations volume, and smaller fair value gains related to charged-off loans of $0.9 million and $3.6 million, respectively, partially offset by higher other interest income of $3.2 million and $7.4 million, respectively.
General and Administrative
General and administrative expenses decreased $17.2 million for the three months ended June 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $6.9 million in legal fees related to litigation and regulatory costs, $5.4 million in costs related to our debt restructure initiative in 2017, $3.9 million in advance loss provision due to lower Fannie Mae escrow requirements, $2.6 million in purchased services, $2.1 million in professional fees and $1.5 million in curtailment-related accruals, offset in part by $6.2 million in amortization of the Clean-up Call Agreement inducement fee in 2018 and $5.2 million in higher loan servicing expense due primarily to higher VA buydowns and loans moving into foreclosure related to a seasoning portfolio. In addition, we had a decrease of $4.9 million resulting from accretion recorded during the second quarter of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the second quarter of 2017.
General and administrative expenses decreased $43.8 million for the six months ended June 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $13.8 million in legal fees related to litigation and regulatory costs, $7.1 million in default servicing expense, $6.2 million in advance loss provision due to lower Fannie Mae escrow requirements, $5.5 million in costs related to our debt restructure initiative in 2017, $4.2 million in curtailment-related accruals, $3.5 million in contractor costs related to efforts to reduce contractor headcount throughout our operations, $3.2 million in lower professional fees due to transitioning bankruptcy work in-house, $2.1 million in lower professional fees related to the sale of substantially all of our insurance agency business in 2017 and $4.4 million in other cost savings, offset in part by increases of $10.1 million in loan servicing expense due primarily to higher VA buydowns and loans moving into foreclosure related to a seasoning portfolio, $7.2 million in amortization of the Clean-up Call Agreement inducement fee in 2018 and $3.9 million in loan portfolio expenses due to higher loss accruals for reverse loans. In addition, we had a decrease of $11.0 million resulting from accretion recorded during the first half of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the first half of 2017.
Salaries and Benefits
Salaries and benefits decreased $18.3 million and $39.0 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to a decrease in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes and a decrease in severance related to restructuring initiatives in 2017. Headcount decreased by approximately 800 full-time employees from approximately 4,400 at June 30, 2017 to approximately 3,600 at June 30, 2018.
Interest Expense
Through February 9, 2018, we recorded interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements and mortgage-backed debt issued by the Residual Trusts, all of which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our mortgage-backed debt issued by the Residual Trusts in connection with fresh start accounting and, subsequently, we only recognize interest expense on our corporate debt, servicing advance liabilities and master repurchase agreements. Interest expense recorded on mortgage-backed debt carried at fair value is recognized as a component of other net fair value gains (losses).
Interest expense decreased $2.5 million for the three months ended June 30, 2018 as compared to the same period of 2017 driven by decreases in interest expense related to mortgage-backed debt of the Residual Trusts and corporate debt, offset in part by an increase in interest expense related to master repurchase agreements. Interest expense related to the mortgage-backed debt of the Residual Trusts decreased as this interest expense is recognized as a component of other net fair value gains (losses) subsequent to the fair value election on February 10, 2018. Interest expense related to corporate debt decreased as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy and $173.2 million of corporate debt payments made during 2018, offset in part by the issuance of the Second Lien Notes and higher interest rates on post-bankruptcy debt. Interest expense related to master repurchase agreements increased as a result of higher interest rates on the Exit Warehouse Facilities.

Interest expense increased $5.7 million for the six months ended June 30, 2018 as compared to the same period of 2017 driven by an increase in interest expense related to master repurchase agreements, offset in part by decreases in interest expense related to corporate debt and mortgage-backed debt of the Residual Trusts. Interest expense related to master repurchase agreements increased as a result of the amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months, and higher interest rates on the Exit Warehouse Facilities. Interest expense related to corporate debt decreased as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy and corporate debt payments made during 2018, offset in part by the issuance of the Second Lien Notes and higher interest rates on post-bankruptcy debt. Interest expense related to the mortgage-backed debt of the Residual Trusts decreased as this interest expense is recognized as a component of other net fair value gains (losses) subsequent to the fair value election on February 10, 2018. Refer to the Liquidity and Capital Resources section below for additional information on our debt.
Provided below is a summary of the average balances of our corporate debt, master repurchase agreements, servicing advance liabilities, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	Successor	Predecessor		Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
			Variance				Variance
Corporate debt (1)
Interest expense	$32,077	$35,137	$(3,060)	$49,085	$7,519	$70,223	$(13,619)
Average balance (2)	1,268,906	2,133,570	(864,664)	1,273,049	1,187,190	2,140,743	(805,337)
Annualized average rate	10.11%	6.59%	3.52%	9.98%	5.78%	6.56%	1.92%

Master repurchase agreements (3)
Interest expense (4)	$21,488	$12,894	$8,594	$31,688	$21,631	$24,695	$28,624
Average balance (2)	1,349,766	1,176,012	173,754	1,357,198	1,117,914	1,205,741	123,370
Annualized average rate	6.37%	4.39%	1.98%	6.04%	17.66%	4.10%	3.92%

Servicing advance liabilities (5)
Interest expense (6)	$4,819	$6,369	$(1,550)	$7,507	$6,963	$13,229	$1,241
Average balance (2)	331,916	666,853	(334,937)	348,178	436,005	698,615	(330,652)
Annualized average rate	5.81%	3.82%	1.99%	5.58%	14.57%	3.79%	4.07%

Mortgage-backed debt of the Residual Trusts (5)
Interest expense	$—	$6,484	$(6,484)	$—	$2,643	$13,147	$(10,504)
Average balance (7)	—	416,397	(416,397)	—	386,570	422,371	(293,514)
Annualized average rate	—%	6.23%	(6.23)%	—%	6.24%	6.23%	(2.13)%
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

(5)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(6)
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

Goodwill and Intangible Assets Impairment
We recorded intangible assets impairment of $1.0 million during the three months ended June 30, 2018 and goodwill and intangible assets impairment charges totaling $11.0 million for the six months ended June 30, 2018. During the first quarter of 2018, we recorded goodwill impairment of $9.0 million related to the Originations segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors, including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender.
During the first quarter of 2018, we recorded intangible assets impairment of $1.0 million related to the Servicing segment trade name, and during the second quarter of 2018, we recorded intangible assets impairment of $1.0 million related to the Originations segment trade name. These assets were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance.
Depreciation and Amortization
Depreciation and amortization decreased $1.7 million and $4.1 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to a decrease in depreciation expense, offset in part by an increase in amortization expense, both as a result of our having revalued our premises and equipment and intangible assets on February 10, 2018 in connection with fresh start accounting.
Other Expenses, Net
Other expenses, net decreased $2.2 million and $5.0 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due to an increase in gains on sale of real estate owned resulting from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue. Once certain criteria are met, the deferred revenue is recognized as gain on sale of real estate owned.
Reorganization Items and Fresh Start Accounting Adjustments
We recorded reorganization items and fresh start accounting adjustments of $464.5 million for the six months ended June 30, 2018. This gain was driven by $556.9 million related to the cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders. Refer to the Business Segments Results section below for additional information regarding the fresh start accounting adjustments.
Other Net Fair Value Gains (Losses)
Historically, other net fair value gains (losses) consisted primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuates generally based on changes on prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. On February 10, 2018, we elected fair value accounting for our residential loans held in the Residual Trusts in connection with fresh start accounting and, subsequently, fair value gains and losses, interest income earned on loans of the Residual trusts and interest expense on the mortgage-backed debt of the Residual trusts are recognized in other net fair value gains (losses).
There were other net fair value gains of $7.0 million and $11.3 million during the three and six months ended June 30, 2018, respectively, as compared to net fair value losses of $8.1 million and $3.0 million during the three and six months ended June 30, 2017, respectively. This represented changes of $15.1 million and $14.4 million during the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively. Fair value gains related to the Non-Residual Trusts increased $11.9 million and $9.7 million during the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due to an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts during 2018 and negative assumption change impacts in the conditional default rate during 2017. In addition, fair value gains related to the Residual Trusts were $3.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the six months ended June 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.

Other Gains
We recorded other gains of $7.2 million during the three and six months ended June 30, 2018 in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of one of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trust. Refer to Note 5 to the Consolidated Financial Statements for additional information on the exercise of the mandatory clean-up call obligation.
Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. We recorded income tax expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, as compared to income tax expense of $1.7 million and $1.6 million for the three and six months ended June 30, 2017, respectively. Income tax expense for the six months ended June 30, 2018 reflects the tax impact from operations, reorganization adjustments and the impact of fresh start accounting adjustments. Deferred taxes for the three and six months ended June 30, 2018 have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses. Refer to Note 20 of the Consolidated Financial Statements for additional information on income taxes in connection with our cancellation of debt and emergence from bankruptcy.
Financial Condition — Comparison of Consolidated Financial Condition at June 30, 2018 to December 31, 2017
Our total assets and total liabilities decreased by $1.3 billion and $1.9 billion, respectively, at June 30, 2018 as compared to December 31, 2017. The most significant changes in assets and liabilities are described below.
Residential loans at amortized cost decreased $655.8 million, primarily due to the adoption of fresh start accounting and the reclassification of $317.2 million of Residual Trusts from residential loans carried at amortized cost, net to residential loans at fair value. In addition, $118.9 million of the decrease resulted from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Furthermore, loans subject to repurchase from Ginnie Mae decreased $220.2 million resulting from converting disaster forbearances into loan modifications, the sale of certain servicing rights associated with originated Ginnie Mae loans and the favorable impact of seasonality.
Residential loans at fair value decreased $330.5 million, primarily due to a decrease in the fair value reverse loans of $637.7 million due to the sale of a pool of defaulted reverse Ginnie Mae buyout loans and continued runoff of the reverse loan portfolio. This decrease was partially offset by the aforementioned reclassification of Residual Trusts from loans carried at amortized cost to loans carried at fair value on a recurring basis in connection with fresh start accounting.
Servicer and protective advances decreased $250.1 million and servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $178.5 million, primarily as a result of Fannie Mae reimbursements, Freddie Mac advances sold to NRM in January 2018 in connection with the bulk MSR sale, and increased borrower payment activity during 2018 on increased seasonal escrow advance balances in the fourth quarter of 2017. In addition, servicer and protective advances decreased as a result of the adoption of fresh start accounting and adjustments recorded to reflect estimated fair value based on the net present value of expected cash flows.
Goodwill decreased $47.7 million as a result of the adoption of fresh start accounting and the recording of the fair market value of the assets in excess of the reorganization value. In addition, we recorded an impairment charge of $9.0 million at the end of the first quarter of 2018. As a result, we no longer have goodwill.
Intangible assets, net and premises and equipment, net increased $27.5 million and $25.4 million, respectively, as a result of fresh start accounting adjustments, which resulted in adjustments of $20.2 million for customer and institutional relationships, $15.2 million for trade names and $33.7 million for internally developed technology. These increases were offset in part by depreciation, amortization and impairment charges recorded during 2018.
Other assets increased $75.8 million, primarily due to an adjustment to real estate owned of $123.1 million relating to the aforementioned adoption of the new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, whereby loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. This increase was offset in part by a decrease in deferred debt issuance costs.

Payables and accrued liabilities decreased $201.6 million primarily due to a decrease in loans subject to repurchase from Ginnie Mae resulting from converting disaster forbearances into loan modifications, the sale of certain servicing rights associated with originated Ginnie Mae loans and the favorable impact of seasonality.
Warehouse borrowings increased $293.4 million as a result of a $202.0 million increase in borrowings for buyout loans resulting from higher buyout requirements and a $91.4 million increase in borrowings for mortgage loans resulting from a lower volume of loans sold in relation to loans originated.
HMBS related obligations decreased $880.4 million due to an increase in the repurchase of certain HECMs and real estate owned from securitization pools.
Liabilities subject to compromise decreased $806.9 million due to the reclassification and subsequent cancellation of the Senior Notes and Convertible Notes balances and related accrued interest payable upon emergence from the Chapter 11 Case during the first quarter of 2018.
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

The following tables reconcile Adjusted Loss and Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted Loss and Adjusted EBITDA (in thousands):
Adjusted Loss

	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Net income (loss)	$(94,619)	$521,007
Income tax expense (benefit)	438	(18)
Income (loss) before income taxes	(94,181)	520,989
Adjustments to income (loss) before income taxes
Reorganization items and fresh start accounting adjustments	110	(464,563)
Changes in fair value due to changes in valuation inputs and other assumptions (1)	(27,009)	(83,878)
Fair value to cash adjustment for reverse loans (2)	38,714	(1,704)
Non-cash interest expense	513	18,166
Goodwill and intangible assets impairment	10,960	—
Exit costs (3)	4,313	931
Transaction costs (4)	2,515	(263)
Share-based compensation expense	1,373	538
Other (5)	(2,520)	(214)
Total adjustments	28,969	(530,987)
Adjusted Loss	$(65,212)	$(9,998)
__________

(1)	Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans.

(2)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the period from February 10, 2018 through June 30, 2018 and the period from January 1, 2018 through February 9, 2018 include those relating to our exit from the reverse mortgage originations business and actions initiated in 2015, 2016, 2017 and 2018 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Transaction costs result primarily from our debt restructuring initiative.

(5)	Includes severance, costs associated with transforming the business, the net impact of the Residual and Non-Residual Trusts, and net loss on extinguishment of debt.

Adjusted EBITDA

	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Net income (loss)	$(94,619)	$521,007
Income tax expense (benefit)	438	(18)
Income (loss) before income taxes	(94,181)	520,989
EBITDA Adjustments
Reorganization items and fresh start accounting adjustments	110	(464,563)
Interest expense	49,598	25,685
Amortization of servicing rights and other fair value adjustments (1)	20,097	(68,222)
Fair value to cash adjustment for reverse loans (2)	38,714	(1,704)
Depreciation and amortization	13,078	3,810
Goodwill and intangible assets impairment	10,960	—
Exit costs (3)	4,313	931
Transaction costs (4)	2,515	(263)
Share-based compensation expense	1,373	538
Other (5)	(16,171)	(1,049)
Total adjustments	124,587	(504,837)
Adjusted EBITDA	$30,406	$16,152
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

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the period from February 10, 2018 through June 30, 2018 and the period from January 1, 2018 through February 9, 2018 include those relating to our exit from the reverse mortgage originations business and actions initiated in 2015, 2016, 2017 and 2018 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit costs.

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
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as Corporate and Other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments and the Corporate and Other non-reportable segment is presented below.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted Earnings (Loss) (in thousands):

	Successor
	For the Three Months Ended June 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$50,513	$(8,428)	$(29,648)	$(52,658)	$(40,221)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	(33,260)	—	—	—	(33,260)
Fair value to cash adjustment for reverse loans	—	—	25,604	—	25,604
Non-cash interest expense	526	—	—	—	526
Intangible assets impairment	—	1,000	—	—	1,000
Exit costs	1,326	832	107	674	2,939
Transaction costs	75	—	—	1,048	1,123
Share-based compensation expense	—	—	—	1,373	1,373
Other	(4,001)	234	84	(2,318)	(6,001)
Total adjustments	(35,334)	2,066	25,795	777	(6,696)
Adjusted Earnings (Loss)	$15,179	$(6,362)	$(3,853)	$(51,881)	$(46,917)

	Predecessor
	For the Three Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$(33,849)	$23,784	$(13,634)	$(68,916)	$(92,615)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	33,017	—	—	—	33,017
Fair value to cash adjustment for reverse loans	—	—	12,039	—	12,039
Non-cash interest expense	22	—	—	2,742	2,764
Exit costs (1)	4,443	284	509	862	6,098
Transaction costs	2,158	—	—	6,928	9,086
Share-based compensation expense (1)	13	32	2	434	481
Gain on sale of business	(7)	—	—	—	(7)
Other (1)	1,191	82	(50)	8,108	9,331
Total adjustments	40,837	398	12,500	19,074	72,809
Adjusted Earnings (Loss)	$6,988	$24,182	$(1,134)	$(49,842)	$(19,806)
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

	Successor
	For the Period From February 10, 2018 Through June 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$52,646	$(20,210)	$(41,317)	$(85,300)	$(94,181)

Adjustments to income (loss) before income taxes
Reorganization items and fresh start accounting adjustments	—	—	—	110	110
Changes in fair value due to changes in valuation inputs and other assumptions	(27,009)	—	—	—	(27,009)
Fair value to cash adjustment for reverse loans	—	—	38,714	—	38,714
Non-cash interest expense	513	—	—	—	513
Goodwill and intangible assets impairment	1,000	9,960	—	—	10,960
Exit costs	1,865	840	365	1,243	4,313
Transaction costs	390	—	—	2,125	2,515
Share-based compensation expense	—	—	—	1,373	1,373
Other	(1,954)	532	258	(1,356)	(2,520)
Total adjustments	(25,195)	11,332	39,337	3,495	28,969
Adjusted Earnings (Loss)	$27,451	$(8,878)	$(1,980)	$(81,805)	$(65,212)

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$69,614	$7,977	$(1,133)	$444,531	$520,989

Adjustments to income (loss) before income taxes
Reorganization items and fresh start accounting adjustments	14,588	(9,612)	(7,423)	(462,116)	(464,563)
Changes in fair value due to changes in valuation inputs and other assumptions	(83,878)	—	—	—	(83,878)
Fair value to cash adjustment for reverse loans	—	—	(1,704)	—	(1,704)
Non-cash interest expense	4,441	6,579	7,146	—	18,166
Exit costs	811	46	29	45	931
Transaction costs	(208)	—	—	(55)	(263)
Share-based compensation expense	13	14	4	507	538
Other	179	131	113	(637)	(214)
Total adjustments	(64,054)	(2,842)	(1,835)	(462,256)	(530,987)
Adjusted Earnings (Loss)	$5,560	$5,135	$(2,968)	$(17,725)	$(9,998)

	Predecessor
	For the Six Months Ended June 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$14,513	$40,112	$(15,650)	$(127,204)	$(88,229)

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	40,414	—	—	—	40,414
Fair value to cash adjustment for reverse loans	—	—	15,378	—	15,378
Non-cash interest expense	1,535	—	—	5,413	6,948
Exit costs (1)	4,637	491	1,187	1,654	7,969
Transaction costs	4,331	—	—	9,963	14,294
Share-based compensation expense (benefit) (1)	268	(110)	166	1,022	1,346
Gain on sale of business	(67,734)	—	—	—	(67,734)
Other (1)	1,606	225	(72)	7,053	8,812
Total adjustments	(14,943)	606	16,659	25,105	27,427
Adjusted Earnings (Loss)	$(430)	$40,718	$1,009	$(102,099)	$(60,802)
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Servicing Segment
Provided below is a summary of results of operations and Adjusted Earnings (Loss) for our Servicing segment (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Net servicing revenue and fees
Third parties	$124,058	$84,238	$39,820	47%	$169,120	$126,656	$189,917	$105,859	56%
Intercompany	1,567	2,410	(843)	(35)%	2,471	847	5,272	(1,954)	(37)%
Total net servicing revenue and fees	125,625	86,648	38,977	45%	171,591	127,503	195,189	103,905	53%
Interest income on loans	459	10,477	(10,018)	(96)%	830	3,381	21,445	(17,234)	(80)%
Intersegment retention revenue	2,147	2,968	(821)	(28)%	3,500	858	7,357	(2,999)	(41)%
Net gains (losses) on sales of loans	450	(997)	1,447	(145)%	739	216	(1,317)	2,272	(173)%
Insurance revenue	—	—	—	—%	—	—	3,963	(3,963)	(100)%
Other revenues	19,385	18,330	1,055	6%	28,274	13,593	38,569	3,298	9%
Total revenues	148,066	117,426	30,640	26%	204,934	145,551	265,206	85,279	32%
General and administrative expenses (1)	58,648	77,909	(19,261)	(25)%	89,119	31,885	168,556	(47,552)	(28)%
Salaries and benefits (1)	34,965	50,226	(15,261)	(30)%	54,840	17,183	101,609	(29,586)	(29)%
Interest expense	4,819	12,860	(8,041)	(63)%	7,507	9,606	26,393	(9,280)	(35)%
Depreciation and amortization (1)	3,194	8,362	(5,168)	(62)%	4,703	3,252	17,161	(9,206)	(54)%
Intangible assets impairment	—	—	—	—%	1,000	—	—	1,000	n/m
Other expenses, net	(804)	1,327	(2,131)	(161)%	(1,659)	(419)	2,681	(4,759)	(178)%
Total expenses	100,822	150,684	(49,862)	(33)%	155,510	61,507	316,400	(99,383)	(31)%
Fresh start accounting adjustments	—	—	—	—%	—	(14,588)	—	(14,588)	n/m
Other net fair value gains (losses)	3,269	111	3,158	n/m	3,222	158	(1,318)	4,698	(356)%
Net losses on extinguishment of debt	—	(709)	709	(100)%	—	—	(709)	709	(100)%
Gain on sale of business	—	7	(7)	(100)%	—	—	67,734	(67,734)	(100)%
Total other gains (losses)	3,269	(591)	3,860	n/m	3,222	(14,430)	65,707	(76,915)	(117)%
Income (loss) before income taxes	50,513	(33,849)	84,362	(249)%	52,646	69,614	14,513	107,747	742%

Adjustments to income (loss) before income taxes
Changes in fair value due to changes in valuation inputs and other assumptions	(33,260)	33,017	(66,277)	(201)%	(27,009)	(83,878)	40,414	(151,301)	(374)%
Fresh start accounting adjustments	—	—	—	—%	—	14,588	—	14,588	n/m
Non-cash interest expense	526	22	504	n/m	513	4,441	1,535	3,419	223%
Exit costs (1)	1,326	4,443	(3,117)	(70)%	1,865	811	4,637	(1,961)	(42)%
Intangible assets impairment	—	—	—	—%	1,000	—	—	1,000	n/m
Transaction costs	75	2,158	(2,083)	(97)%	390	(208)	4,331	(4,149)	(96)%
Share-based compensation expense (1)	—	13	(13)	(100)%	—	13	268	(255)	(95)%
Gain on sale of business	—	(7)	7	(100)%	—	—	(67,734)	67,734	(100)%
Other (1)	(4,001)	1,191	(5,192)	n/m	(1,954)	179	1,606	(3,381)	(211)%
Total adjustments	(35,334)	40,837	(76,171)	(187)%	(25,195)	(64,054)	(14,943)	(74,306)	n/m
Adjusted Earnings (Loss)	$15,179	$6,988	$8,191	117%	$27,451	$5,560	$(430)	$33,441	n/m
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through June 30, 2018		For the Period From January 1, 2018 Through February 9, 2018
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,530,310	$184,717,920	1,545,831	$186,565,249
Loan sales with servicing retained	7,972	1,764,238	2,952	661,414
Other new business added (2)	3,136	731,855	1,061	237,422
Payoffs and other adjustments, net (3)	(83,752)	(10,476,463)	(19,534)	(2,746,165)
Balance at end of the period (4)	1,457,666	176,737,550	1,530,310	184,717,920
On-balance sheet residential loans and real estate owned (5)	23,751	1,700,469	26,267	1,655,060
Total mortgage loan servicing portfolio	1,481,417	$178,438,019	1,556,577	$186,372,980

	Predecessor
	For the Six Months Ended June 30, 2017
	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,910,605	$223,414,398
Loan sales with servicing retained (6)	20,916	4,478,260
Other new business added (2)	9,790	2,142,197
Sales, payoffs and other adjustments, net (3)	(146,250)	(18,660,573)
Balance at end of the period	1,795,061	211,374,282
On-balance sheet residential loans and real estate owned (5)	33,493	2,182,682
Total mortgage loan servicing portfolio	1,828,554	$213,556,964
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)
Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM, excluding recapture and other activities, of $722.8 million, $233.3 million and $2.0 billion for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

(3)
Amounts presented are net of loan sales associated with servicing retained recapture activities of $1.4 billion, $368.3 million and $2.8 billion for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

(4)
Excludes the impact of the sale of servicing rights during the period from February 10, 2018 through June 30, 2018 associated with 23,411 accounts and $4.7 billion in unpaid principal balance, as we continue to service these loans as subservicer until the expected release of servicing in the third quarter of 2018.

(5)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts and Residual Trusts, and loans subject to repurchase from Ginnie Mae.

(6)	The six months ended June 30, 2017 includes loan sales for which the servicing rights have been or will be transferred to NRM on a flow basis.

Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	Successor
	At June 30, 2018
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,265,004	$171,141,036	0.20%	8.41%
Second lien mortgages	26,993	927,615	0.57%	6.36%
Manufactured housing and other	165,669	4,668,899	1.09%	12.35%
Total accounts serviced for third parties (3)	1,457,666	176,737,550	0.22%	8.50%
On-balance sheet residential loans and real estate owned (4)(5)	23,751	1,700,469		27.09%
Total mortgage loan servicing portfolio	1,481,417	$178,438,019		8.68%

	Predecessor
	At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,335,845	$180,317,101	0.21%	9.59%
Second lien mortgages	31,976	1,153,401	0.59%	7.86%
Manufactured housing and other	178,010	5,094,747	1.10%	13.09%
Total accounts serviced for third parties (3)	1,545,831	186,565,249	0.23%	9.67%
On-balance sheet residential loans and real estate owned (4)(5)	27,748	1,949,013		35.90%
Total mortgage loan servicing portfolio	1,573,579	$188,514,262		9.95%
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

(3)
Consists of $71.6 billion and $105.1 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at June 30, 2018 and $91.8 billion and $94.8 billion, respectively, at December 31, 2017.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which servicing fees are not recognized. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Corporate and Other non-reportable segment.

(5)
Loans subject to repurchase from Ginnie Mae that are 30 days or more past due comprise 18.95% and 27.83% of on-balance sheet residential loans and real estate owned at June 30, 2018 and December 31, 2017, respectively. All other loans that are 30 days or more past due comprise 8.14% and 8.07% of on-balance sheet residential loans and real estate owned at June 30, 2018 and December 31, 2017, respectively.

The unpaid principal balance of our third-party servicing portfolio decreased $9.8 billion at June 30, 2018 as compared to December 31, 2017 primarily due to runoff of the portfolio, partially offset by portfolio additions related primarily to loans sold with servicing retained. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $248.5 million is attributable to a decrease in loans subject to repurchase from Ginnie Mae of $220.2 million and portfolio runoff of the assets held by the Residual and Non-Residual Trusts, offset in part by an increase in mortgage loans held for sale of $78.2 million.
The delinquencies associated with our third-party servicing portfolio decreased 1.17% and delinquencies associated with our on-balance sheet residential loans and real estate owned decreased 8.81% at June 30, 2018 as compared to December 31, 2017 due to converting disaster forbearances into loan modifications, the sale of certain servicing rights associated with originated Ginnie Mae loans and the favorable impact of seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Servicing fees	$96,989	$127,589	$(30,600)	(24)%	$148,196	$52,071	$259,476	$(59,209)	(23)%
Incentive and performance fees	10,344	14,372	(4,028)	(28)%	16,647	5,385	27,054	(5,022)	(19)%
Ancillary and other fees	17,046	20,944	(3,898)	(19)%	27,928	6,891	43,120	(8,301)	(19)%
Servicing revenue and fees	124,379	162,905	(38,526)	(24)%	192,771	64,347	329,650	(72,532)	(22)%
Changes in valuation inputs or other assumptions (1)	31,592	(34,751)	66,343	(191)%	25,075	78,132	(52,281)	155,488	(297)%
Other changes in fair value (2)	(28,132)	(31,963)	3,831	(12)%	(41,958)	(13,469)	(67,949)	12,522	(18)%
Change in fair value of servicing rights	3,460	(66,714)	70,174	(105)%	(16,883)	64,663	(120,230)	168,010	(140)%
Amortization of servicing rights	(2,214)	(9,543)	7,329	(77)%	(4,297)	(1,507)	(14,169)	8,365	(59)%
Change in fair value of servicing rights related liabilities	—	—	—	—%	—	—	(62)	62	(100)%
Net servicing revenue and fees	$125,625	$86,648	$38,977	45%	$171,591	$127,503	$195,189	$103,905	53%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
Servicing fees decreased $30.6 million and $59.2 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to the reduction in our owned MSR portfolio and continued runoff of the overall servicing portfolio. We expect servicing fees to continue to decline as a result of the shift of our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Asset recovery income decreased $1.8 million and $3.1 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due to runoff of the related portfolio. Fees earned under HAMP decreased $0.9 million and $1.9 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to fewer loans having been eligible for these incentives due to the expiration of HAMP on December 31, 2016. Other modification fees increased $1.1 million for the six months ended June 30, 2018 as compared to the same period of 2017 due to a higher number of Fannie Mae and Freddie Mac modifications completed during the current year period.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $3.9 million and $8.3 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to lower late fee income and convenience and expedited payment fees resulting from a smaller portfolio.
Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Average unpaid principal balance of loans serviced (1)	$181,429,420	$217,877,144	$183,101,203	$187,477,762	$220,815,888
Annualized average servicing fee (2)	0.21%	0.23%	0.21%	0.25%	0.24%
__________

(1)
Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2017 and the average of the average monthly unpaid principal balance and average of the partial monthly unpaid principal balance for the period from February 10, 2018 through June 30, 2018 and the period from January 1, 2018 through February 9, 2018. The average unpaid principal balance presented above includes on-balance sheet loans owned by the Servicing segment for which it does not earn a servicing fee.

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

Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	Successor	Predecessor
	June 30, 2018	February 9, 2018	December 31, 2017	Variance
Servicing rights at fair value	$633,125	$688,466	$714,774	$(81,649)
Unpaid principal balance of accounts	64,495,017	72,238,271	84,279,258	(19,784,241)
Inputs and assumptions
Weighted-average remaining life in years	5.8	5.9	5.6	0.2
Weighted-average stated borrower interest rate on underlying collateral	4.49%	4.42%	4.05%	0.44%
Weighted-average discount rate	11.03%	11.70%	11.92%	(0.89)%
Weighted-average conditional prepayment rate	9.97%	9.70%	11.10%	(1.13)%
Weighted-average conditional default rate	0.87%	0.90%	0.91%	(0.04)%
The decrease in servicing rights carried at fair value at June 30, 2018 as compared to December 31, 2017 related primarily to $187.7 million in sales, partially offset by a $47.8 million increase in fair value and $58.3 million in servicing rights capitalized upon sales of loans. The increase in fair value of servicing rights for the six months ended June 30, 2018 was attributable to a gain of $103.2 million resulting from changes in valuation inputs or other assumptions, offset in part by a loss of $55.4 million resulting from other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The change in fair value related to changes in valuation inputs and other assumptions increased $155.5 million for the six months ended June 30, 2018 as compared to the same period of 2017 driven by a 60 bps increase in mortgage interest rates and the discount rate impact reflecting the tightening of yields during the first half of 2018, as well as an adjustment to prepayment models for specific products during the first half of 2017. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during the first half of 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current.
The realization of expected cash flows improved by $12.5 million for the six months ended June 30, 2018 as compared to the same period of 2017 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.
Interest Income on Loans
Interest income on loans decreased $10.0 million and $17.2 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for residential loans held by the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue to be subsequently recognized as gain on sale of real estate owned within other expenses when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses).
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to the Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $3.0 million for the six months ended June 30, 2018 as compared to the same period of 2017 was due primarily to lower overall consumer retention volume related in part to a smaller owned MSR portfolio.

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
Insurance Revenue
Insurance revenue decreased $4.0 million for the six months ended June 30, 2018 as compared to the same period of 2017 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues.
Other Revenues
Other revenues consist primarily of interest income on cash and cash equivalents, changes in the fair value of charged-off loans and insurance marketing commissions. Other revenues increased $1.1 million and $3.3 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to higher other interest income of $2.5 million and $6.2 million, respectively, partially offset by smaller fair value gains related to charged-off loans of $0.9 million and $3.6 million, respectively.
General and Administrative Expenses
General and administrative expenses decreased $19.3 million for the three months ended June 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $6.3 million in legal fees related to litigation and regulatory costs, $3.9 million in advance loss provision due to lower Fannie Mae escrow requirements, $2.2 million in professional fees due to transitioning bankruptcy work in-house, $1.9 million in float interest expense due to the sale of MSR, and $1.6 million in certain purchased services related to a smaller portfolio, offset in part by $5.2 million in higher loan servicing expense due in part to higher VA buydowns and loans moving into foreclosure related to a seasoning portfolio. In addition, we had a decrease of $4.9 million resulting from accretion recorded during the second quarter of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the second quarter of 2017.
General and administrative expenses decreased $47.6 million for the six months ended June 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $13.3 million in legal fees related to litigation and regulatory costs, $7.1 million in default servicing expense, $6.2 million in advance loss provision due to lower Fannie Mae escrow requirements, $3.7 million in purchased services related to a smaller portfolio, $3.5 million in float interest expense due to the sale of MSR, $3.2 million in professional fees due to transitioning bankruptcy work in-house, $2.7 million in contractor costs due to a corporate initiative to reduce contractor headcount, and $2.1 million in professional fees related to the sale of substantially all of our insurance agency business in 2017, offset in part by $10.1 million in higher loan servicing expense due in part to higher VA buydowns and loans moving into foreclosure related to a seasoning portfolio. In addition, we had a decrease of $11.0 million resulting from accretion recorded during the first half of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the first half of 2017.
Salaries and Benefits
Salaries and benefits expense decreased $15.3 million and $29.6 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to decreases in compensation and benefits of $10.0 million and $23.8 million, respectively, resulting from a lower average headcount and decreases in severance of $4.5 million and $4.0 million, respectively, related to restructuring initiatives in 2017. Headcount assigned directly to our Servicing segment decreased by approximately 700 full-time employees from approximately 2,600 at June 30, 2017 to approximately 1,900 at June 30, 2018.

Interest Expense
Interest expense decreased $8.0 million and $9.3 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, driven by decreases of $6.5 million and $10.5 million, respectively, in interest expense related to mortgage-backed debt issued by the Residual Trusts resulting from the election of fair value accounting for a portion of our portfolio on February 10, 2018 in connection with fresh start accounting. Interest expense recorded on mortgage-backed debt carried at fair value is recognized as a component of other net fair value gains (losses). In addition, there were decreases of $1.5 million and $2.9 million, respectively, in interest expense related to servicing advance liabilities due to lower average borrowings, partially offset by a higher average interest rate on the Exit Warehouse Facilities. The decreases in interest expense for the six months ended June 30, 2018 were offset in part by $4.4 million in amortization of debt issuance costs related to the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. The DIP Warehouse Facilities and Exit Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.
Depreciation and amortization
Depreciation and amortization decreased $5.2 million and $9.2 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to a decrease in depreciation expense as a result of our having revalued the internally-developed software on February 10, 2018 in connection with fresh start accounting.
Intangible Assets Impairment
We recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment for the six months ended June 30, 2018, which were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and the resulting decreased revenues as a result of lower projected funded volume from our originations business which replenishes our servicing portfolio.
Other Expenses, Net
Other expenses, net decreased $2.1 million and $4.8 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due to an increase in gains on sale of real estate owned resulting from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue. Once certain criteria are met, the deferred revenue is recognized as gain on sale of real estate owned.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $(14.6) million for the six months ended June 30, 2018, which were comprised of a $40.8 million write-down to servicer and protective advances and $1.7 million write-down to receivables, partially offset by increases of $11.7 million for internally developed technology, $11.2 million of intangible assets revaluation, including $10.0 million for a trade name and $1.2 million of customer relationships, $4.2 million related to write-up of servicing rights carried at amortized cost and $1.1 million related to accrued liabilities.
Other Net Fair Value Gains (Losses)
On February 10, 2018, we elected fair value accounting for our residential loans and mortgage-backed debt held by the Residual Trusts in connection with fresh start accounting and, subsequently, interest income earned on loans of the Residual trusts, interest expense recognized on the mortgage-backed debt of the Residual trusts, and the related fair value gains or losses are recognized in other net fair value gains (losses). Other net fair value gains related to the Residual Trusts were $3.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the six months ended June 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.
Adjusted Earnings (Loss)
Adjusted earnings (loss) improved $8.2 million and $33.4 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due to lower general and administrative expenses, salaries and benefits and realization of expected cash flows, offset in part by lower servicing fees and interest income on loans.

Originations Segment
Provided below is a summary of results of operations and Adjusted Earnings (Loss) for our Originations segment (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Net gains on sales of loans	$42,412	$70,910	$(28,498)	(40)%	$70,473	$27,490	$144,614	$(46,651)	(32)%
Other revenues	5,432	9,610	(4,178)	(43)%	8,812	2,395	16,714	(5,507)	(33)%
Total revenues	47,844	80,520	(32,676)	(41)%	79,285	29,885	161,328	(52,158)	(32)%
Salaries and benefits (1)	26,248	28,030	(1,782)	(6)%	41,754	12,425	58,733	(4,554)	(8)%
General and administrative expenses (1)	15,031	16,477	(1,446)	(9)%	25,745	8,297	35,538	(1,496)	(4)%
Interest expense	7,492	8,599	(1,107)	(13)%	11,357	9,675	17,999	3,033	17%
Goodwill and intangible assets impairment	1,000	—	1,000	n/m	9,960	—	—	9,960	n/m
Depreciation and amortization (1)	4,354	662	3,692	n/m	7,179	265	1,589	5,855	368%
Intersegment retention expense	2,147	2,968	(821)	(28)%	3,500	858	7,357	(2,999)	(41)%
Total expenses	56,272	56,736	(464)	(1)%	99,495	31,520	121,216	9,799	8%
Fresh start accounting adjustments	—	—	—	—%	—	9,612	—	9,612	n/m
Income (loss) before income taxes	(8,428)	23,784	(32,212)	(135)%	(20,210)	7,977	40,112	(52,345)	(130)%

Adjustments to income (loss) before income taxes
Fresh start accounting adjustments	—	—	—	—%	—	(9,612)	—	(9,612)	n/m
Goodwill and intangible assets impairment	1,000	—	1,000	n/m	9,960	—	—	9,960	n/m
Non-cash interest expense	—	—	—	—%	—	6,579	—	6,579	n/m
Exit costs (1)	832	284	548	193%	840	46	491	395	80%
Share-based compensation expense (benefit) (1)	—	32	(32)	(100)%	—	14	(110)	124	(113)%
Other (1)	234	82	152	185%	532	131	225	438	195%
Total adjustments	2,066	398	1,668	n/m	11,332	(2,842)	606	7,884	n/m
Adjusted Earnings (Loss)	$(6,362)	$24,182	$(30,544)	(126)%	$(8,878)	$5,135	$40,718	$(44,461)	(109)%
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

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	Successor				Predecessor
	For the Three Months Ended June 30, 2018				For the Three Months Ended June 30, 2017
	Correspondent	Consumer	Wholesale	Total	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$1,386,457	$45,273	$105,471	$1,537,201	$1,987,438	$31,437	$151,509	$2,170,384
Refinance	337,121	841,553	59,587	1,238,261	742,148	1,201,230	119,248	2,062,626
Total	$1,723,578	$886,826	$165,058	$2,775,462	$2,729,586	$1,232,667	$270,757	$4,233,010

Funded Volume
Purchase	$1,169,648	$47,755	$120,266	$1,337,669	$2,028,952	$26,826	$125,112	$2,180,890
Refinance	295,502	898,632	77,229	1,271,363	749,425	1,168,392	97,207	2,015,024
Total	$1,465,150	$946,387	$197,495	$2,609,032	$2,778,377	$1,195,218	$222,319	$4,195,914

Sold Volume
Purchase	$1,069,355	$42,852	$150,075	$1,262,282	$2,061,932	$22,110	$98,251	$2,182,293
Refinance	328,470	966,398	100,895	1,395,763	789,676	1,272,254	83,701	2,145,631
Total	$1,397,825	$1,009,250	$250,970	$2,658,045	$2,851,608	$1,294,364	$181,952	$4,327,924

	Successor				Predecessor
	For the Period From February 10, 2018 Through June 30, 2018				For the Period From January 1, 2018 Through February 9, 2018
	Correspondent	Consumer	Wholesale	Total	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$1,938,303	$69,088	$200,269	$2,207,660	$469,586	$10,984	$85,749	$566,319
Refinance	535,557	1,387,623	123,042	2,046,222	214,761	516,531	69,464	800,756
Total	$2,473,860	$1,456,711	$323,311	$4,253,882	$684,347	$527,515	$155,213	$1,367,075

Funded Volume
Purchase	$1,727,653	$64,829	$229,333	$2,021,815	$480,025	$12,259	$57,829	$550,113
Refinance	536,543	1,503,559	144,472	2,184,574	190,656	377,717	45,751	614,124
Total	$2,264,196	$1,568,388	$373,805	$4,206,389	$670,681	$389,976	$103,580	$1,164,237

Sold Volume
Purchase	$1,505,739	$53,510	$222,969	$1,782,218	$533,367	$16,750	$64,966	$615,083
Refinance	532,203	1,463,304	149,402	2,144,909	204,408	483,012	62,479	749,899
Total	$2,037,942	$1,516,814	$372,371	$3,927,127	$737,775	$499,762	$127,445	$1,364,982

	Predecessor
	For the Six Months Ended June 30, 2017
	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$4,296,845	$44,154	$240,297	$4,581,296
Refinance	1,782,716	2,546,814	207,390	4,536,920
Total	$6,079,561	$2,590,968	$447,687	$9,118,216

Funded Volume
Purchase	$4,202,660	$38,587	$168,533	$4,409,780
Refinance	1,823,333	2,833,251	153,111	4,809,695
Total	$6,025,993	$2,871,838	$321,644	$9,219,475

Sold Volume
Purchase	$4,160,812	$36,468	$125,163	$4,322,443
Refinance	1,916,802	3,021,824	142,432	5,081,058
Total	$6,077,614	$3,058,292	$267,595	$9,403,501
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.
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

Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Realized gains on sales of loans (1)	$17,669	$81,393	$(63,724)	(78)%	$18,113	$2,923	$106,131	$(85,095)	(80)%
Change in unrealized gains on loans held for sale (1)	(1,482)	(5,973)	4,491	(75)%	7,186	(8,871)	13,441	(15,126)	(113)%
Losses on interest rate lock commitments (1)(2)	(7,170)	(15,586)	8,416	(54)%	(1,952)	(5,002)	(20,094)	13,140	(65)%
Gains (losses) on forward sales commitments (1)(2)	(1,139)	(2,858)	1,719	(60)%	(13,852)	24,570	(23,406)	34,124	(146)%
Gains (losses) on MBS purchase commitments (1)(2)	2,023	(14,102)	16,125	(114)%	14,728	(872)	(2,218)	16,074	n/m
Capitalized servicing rights (3)	28,135	21,138	6,997	33%	39,588	13,020	54,459	(1,851)	(3)%
Provision for repurchases	(1,546)	(2,003)	457	(23)%	(2,368)	(729)	(3,798)	701	(18)%
Interest income	5,882	9,206	(3,324)	(36)%	8,960	2,295	20,393	(9,138)	(45)%
Other	40	(305)	$345	(113)%	70	156	(294)	520	(177)%
Net gains on sales of loans	$42,412	$70,910	$(28,498)	(40)%	$70,473	$27,490	$144,614	$(46,651)	(32)%
__________

(1)
Gains or losses on interest rate lock commitments, forward sales commitments, and MBS purchase commitments are principally offset by gains or losses included in realized gains on sales of loans or change in unrealized gains on loans held for sale.

(2)
Realized gains (losses) on freestanding derivatives were $5.5 million and $(33.7) million for the three months ended June 30, 2018 and 2017, respectively, and $22.4 million, $7.9 million and $(3.6) million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

(3)
Includes revenues generated in connection with transfers of MSR to NRM of $9.2 million and $16.5 million for the three months ended June 30, 2018 and 2017, respectively, and $13.7 million, $3.8 million and $35.9 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding transactions with NRM.

The decrease in net gains on sales of loans of $28.5 million for the three months ended June 30, 2018 as compared to the same period of 2017 was primarily due to an overall lower volume of locked loans as well as a lower day one margin due to pricing decreases in both the consumer and correspondent channels. In addition, net gains on sales of loans included a decrease in interest income resulting from lower average loan balances, partially offset by higher average interest rates.
The decrease in net gains on sales of loans of $46.7 million for the six months ended June 30, 2018 as compared to the same period of 2017 was primarily due to an overall lower volume of locked loans. This decrease was offset partially by increases resulting from lower fall out losses in the consumer channel and a shift in mix towards the higher margin consumer channel. In addition, net gains on sales of loans included a decrease in interest income resulting from lower average loan balances, partially offset by higher average interest rates.
The three and six months ended June 30, 2018 and 2017 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2018. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.
Other Revenues
Other revenues consist primarily of origination fee income and interest income on cash and cash equivalents. Other revenues decreased $4.2 million and $5.5 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower origination fee income due to lower funded originations volume.
Salaries and Benefits
Salaries and benefits expense decreased $4.6 million for the six months ended June 30, 2018 as compared to the same period of 2017 due primarily to a $2.5 million decrease in commissions and incentives consistent with lower funded originations volume and a $1.9 million decrease in base compensation resulting from a lower average headcount.

Interest Expense
Interest expense decreased $1.1 million for the three months ended June 30, 2018 as compared to the same period of 2017 driven by a decrease in interest expense related to the warehouse facilities due to lower average borrowings, partially offset by a higher average interest rate on the Exit Warehouse Facilities.
Interest expense increased $3.0 million for the six months ended June 30, 2018 as compared to the same period of 2017 driven by a $6.3 million increase in amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. This amortization was offset in part by a $3.3 million decrease in interest expense related to the warehouse facilities due to lower average borrowings, partially offset by a higher average interest rate on the Exit Warehouse Facilities. The DIP Warehouse Facilities and Exit Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.
Goodwill and Intangible Assets Impairment
We recorded intangible assets impairment of $1.0 million during the three months ended June 30, 2018 and goodwill and intangible assets impairment charges totaling $10.0 million for the six months ended June 30, 2018. During the first quarter of 2018, we recorded goodwill impairment related to the Originations segment of $9.0 million as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender.
During the second quarter of 2018, we recorded intangible assets impairment of $1.0 million related to the trade name of the Originations segment. We tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations revenues.
Depreciation and Amortization
Depreciation and amortization increased $3.7 million and $5.9 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to an increase in amortization expense as a result of our having recorded a new intangible asset for wholesale and correspondent relationships on February 10, 2018 in connection with fresh start accounting.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $3.0 million during the six months ended June 30, 2018 as compared to the same period of 2017 was due primarily to lower overall consumer retention volume related in part to a smaller owned MSR portfolio.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $9.6 million for the six months ended June 30, 2018, which were comprised of a $24.2 million increase in intangible assets, including $19.0 million new intangible for wholesale and correspondent relationships and $5.2 million for trade names, $22.0 million for internally developed technology and $2.2 million related to accrued liabilities, partially offset by a $38.8 million decrease in goodwill.
Adjusted Earnings (Loss)
Adjusted earnings (loss) declined $30.5 million and $44.5 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower net gains on sales of loans related to an overall lower volume of locked loans.

Reverse Mortgage Segment
Provided below is a summary of results of operations and Adjusted Earnings (Loss) for our Reverse Mortgage segment (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Net fair value gains (losses) on reverse loans and related HMBS obligations	$(1,738)	$7,872	$(9,610)	(122)%	$(849)	$10,576	$22,574	$(12,847)	(57)%
Net servicing revenue and fees	6,022	7,083	(1,061)	(15)%	9,309	2,029	14,591	(3,253)	(22)%
Other revenues	1,508	454	1,054	232%	2,168	602	737	2,033	276%
Total revenues	5,792	15,409	(9,617)	(62)%	10,628	13,207	37,902	(14,067)	(37)%
Interest expense	13,996	4,288	9,708	226%	20,331	11,956	6,679	25,608	383%
Salaries and benefits (1)	9,229	12,459	(3,230)	(26)%	14,918	4,752	25,988	(6,318)	(24)%
General and administrative expenses (1)	10,102	9,905	197	2%	13,719	4,186	16,369	1,536	9%
Depreciation and amortization (1)	473	837	(364)	(43)%	750	228	1,863	(885)	(48)%
Other expenses, net	1,640	1,554	86	6%	2,227	641	2,653	215	8%
Total expenses	35,440	29,043	6,397	22%	51,945	21,763	53,552	20,156	38%
Fresh start accounting adjustments	—	—	—	—%	—	7,423	—	7,423	n/m
Loss before income taxes	(29,648)	(13,634)	(16,014)	117%	(41,317)	(1,133)	(15,650)	(26,800)	171%

Adjustments to loss before income taxes
Fair value to cash adjustment to reverse loans	25,604	12,039	13,565	113%	38,714	(1,704)	15,378	21,632	141%
Fresh start accounting adjustments	—	—	—	—%	—	(7,423)	—	(7,423)	n/m
Non-cash interest expense	—	—	—	—%	—	7,146	—	7,146	n/m
Exit costs (1)	107	509	(402)	(79)%	365	29	1,187	(793)	(67)%
Share-based compensation expense (1)	—	2	(2)	(100)%	—	4	166	(162)	(98)%
Other (1)	84	(50)	134	(268)%	258	113	(72)	443	n/m
Total adjustments	25,795	12,500	13,295	106%	39,337	(1,835)	16,659	20,843	125%
Adjusted Earnings (Loss)	$(3,853)	$(1,134)	$(2,719)	240%	$(1,980)	$(2,968)	$1,009	$(5,957)	n/m
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

	Successor		Predecessor
	For the Period From February 10, 2018 Through June 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Six Months Ended June 30, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	49,668	$9,752,277	50,182	$9,776,747	56,550	$10,340,727
New business added (1)	3,203	638,976	955	171,825	2,810	581,175
Other additions (2)	—	274,344	—	78,568	—	386,897
Payoffs and curtailments	(4,044)	(803,423)	(1,469)	(274,863)	(6,442)	(1,359,735)
Balance at end of the period	48,827	$9,862,174	49,668	$9,752,277	52,918	$9,949,064
__________

(1)	Includes Ginnie Mae buyout loans sold with subservicing retained during the second quarter consisting of $249.4 million in unpaid principal balance.

(2)	Other additions include additions to the principal balance serviced related to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our reverse loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	At June 30, 2018		At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	48,827	$9,862,174	50,182	$9,776,747
On-balance sheet residential loans and real estate owned	50,068	8,986,310	54,732	9,573,804
Total reverse loan servicing portfolio	98,895	$18,848,484	104,914	$19,350,551
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.12% and 0.13% at June 30, 2018 and December 31, 2017, respectively.

Net Fair Value Gains (Losses) on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains (losses) on reverse loans and related HMBS obligations (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Interest income on reverse loans	$108,530	$113,644	$(5,114)	(5)%	$170,472	$47,116	$226,946	$(9,358)	(4)%
Interest expense on HMBS related obligations (1)	(89,892)	(101,290)	11,398	(11)%	(141,971)	(40,427)	(203,726)	21,328	(10)%
Net interest income on reverse loans and HMBS related obligations	18,638	12,354	6,284	51%	28,501	6,689	23,220	11,970	52%

Change in fair value of reverse loans	(63,526)	(41,075)	(22,451)	55%	(79,611)	(15,640)	(111,765)	16,514	(15)%
Change in fair value of HMBS related obligations	43,150	36,593	6,557	18%	50,261	19,527	111,119	(41,331)	(37)%
Net change in fair value on reverse loans and HMBS related obligations	(20,376)	(4,482)	(15,894)	355%	(29,350)	3,887	(646)	(24,817)	n/m
Net fair value gains (losses) on reverse loans and related HMBS obligations	$(1,738)	$7,872	$(9,610)	(122)%	$(849)	$10,576	$22,574	$(12,847)	(57)%
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.
Net fair value gains (losses) on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations that include tails. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premiums. Economic gains and losses result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized as a result of the securitization of reverse loans as these transactions are accounted for as secured borrowings. However, HECMs and HMBS related obligations are marked to fair value, which can result in a net gain or loss related to changes in market pricing.
Net interest income on reverse loans and HMBS related obligations increased $6.3 million and $12.0 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts, partially offset by an increase in nonperforming reverse loans, which generally have lower interest rates than performing loans. If the net interest income were adjusted for interest expense from debt financing on warehouse facilities, there would have been a $3.4 million and a $6.5 million decrease for the three and six months ended June 30, 2018, respectively. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $2.3 million and $3.2 million during the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses increased $13.6 million and $21.6 million in the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to the valuation model assumption adjustments for buyout loans and changes in market pricing during 2018.
Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rates utilized in the valuation of reverse loans and HMBS related obligations have increased from 30.23% and 32.07%, respectively, at December 31, 2017 to 33.60% and 36.26%, respectively, at June 30, 2018 primarily due to the runoff nature of the portfolio.

Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Funded volume	$69,797	$91,955	$(22,158)	(24)%	$103,944	$40,282	$223,692	$(79,466)	(36)%
Securitized volume (1)	65,616	113,713	(48,097)	(42)%	114,334	25,638	254,499	(114,527)	(45)%
__________

(1)
Securitized volume includes $65.6 million and $84.8 million of tails securitized for the three months ended June 30, 2018 and 2017, respectively, and $114.3 million, $25.6 million and $175.9 million of tails securitized for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively. Tail draws associated with the HECM IDL product were $34.3 million and $47.5 million for the three months ended June 30, 2018 and 2017, respectively, and $61.6 million, $15.1 million and $99.5 million for the period from February 10, 2018 through June 30, 2018, the period from January 1, 2018 through February 9, 2018 and the six months ended June 30, 2017, respectively.

Funded and securitized volumes decreased for the three and six months ended June 30, 2018 as compared to the same periods of 2017, primarily due to the decision made by management during December 2016 to exit the reverse mortgage originations business. There are no longer any reverse loans in the originations pipeline, and we have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to customers. Refer to Note 14 to Consolidated Financial Statements for additional information regarding exit activities.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Variance		For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017	Variance
			$	%				$	%
Servicing fees	$3,020	$3,343	$(323)	(10)%	$4,718	$1,374	$6,739	$(647)	(10)%
Performance fees	1,584	2,423	(839)	(35)%	2,536	634	4,895	(1,725)	(35)%
Ancillary and other fees	1,863	1,700	163	10%	2,905	701	3,739	(133)	(4)%
Servicing revenue and fees	6,467	7,466	(999)	(13)%	10,159	2,709	15,373	(2,505)	(16)%
Amortization of servicing rights	(445)	(383)	(62)	16%	(850)	(680)	(782)	(748)	96%
Net servicing revenue and fees	$6,022	$7,083	$(1,061)	(15)%	$9,309	$2,029	$14,591	$(3,253)	(22)%
The decline in net servicing revenue and fees of $1.1 million and $3.3 million in the three and six months ended June 30, 2018 as compared to the same periods in 2017, respectively, was due primarily to a decrease in performance fees for the management of real estate owned.
Interest Expense
Interest expense increased $9.7 million for the three months ended June 30, 2018 as compared to the same period of 2017 due primarily to higher average borrowings on master repurchase agreements as a result of higher buyout loan levels, and a higher average cost of debt related to the interest rate on the Exit Warehouse Facilities.
Interest expense increased $25.6 million for the six months ended June 30, 2018 as compared to the same period of 2017 due primarily to higher average borrowings on master repurchase agreements as a result of higher buyout loan levels, and a higher average cost of debt, which included $7.1 million in amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. The DIP Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.

Salaries and Benefits
Salaries and benefits expense decreased $3.2 million and $6.3 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower compensation and benefits as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business in 2017. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 200 full-time employees from 700 at June 30, 2017 to 500 at June 30, 2018.
General and Administrative Expenses
General and administrative expenses increased $0.2 million for the three months ended June 30, 2018 as compared to the same period of 2017 due primarily to increases in bank fees of $2.2 million relating to the sale of a pool of defaulted reverse Ginnie Mae buyout loans as discussed further in Note 2 to the Consolidated Financial Statements and $1.1 million in outsourcing, partially offset by decreases of $1.5 million in curtailment-related accruals, $0.6 million in legal fees and $0.5 million in loan portfolio expenses.
General and administrative expenses increased $1.5 million for the six months ended June 30, 2018 as compared to the same period of 2017 due primarily to increases of $3.9 million in loan portfolio expenses due to higher loss accruals, $2.3 million in contractor fees and outsourcing and $2.2 million in the aforementioned bank fees, partially offset by decreases of $4.2 million in curtailment-related accruals, $1.1 million in rental expense, $0.4 million in legal fees and $0.3 million in advertising costs.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $7.4 million for the six months ended June 30, 2018, which were comprised of $5.6 million in real estate owned fair value adjustments, $2.0 million related to accrued liabilities and $1.2 million of MSR fair value adjustments, partially offset by $1.4 million in advances fair value adjustments.
Adjusted Earnings (Loss)
Adjusted loss increased $2.7 million and $6.0 million for the three and six months ended June 30, 2018 as compared to the same periods of 2017, respectively, primarily due to higher interest expense and a decrease in net fair value gains on reverse loans and related HMBS obligations, partially offset by the decline in salaries and benefits.
Corporate and Other Non-Reportable Segment
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
Revenues related to the Corporate and Other non-reportable segment consist primarily of other interest income, investment income and, during 2017, asset management advisory fees. Revenues remained flat for the three and six months ended June 30, 2018 as compared to the same periods of 2017.
Expenses decreased $9.9 million for the six months ended June 30, 2018 as compared to the same period of 2017 driven by a decrease in interest expense of $13.6 million primarily as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy and $173.2 million of corporate debt payments made during 2018, offset in part by the issuance of the Second Lien Notes and higher interest rates on post-bankruptcy debt. This decrease was offset partially by increases in general and administrative expenses of $2.6 million and salaries and benefits of $1.4 million. General and administrative expenses increased primarily due to $7.2 million in amortization of the Clean-up Call Agreement inducement fee in 2018 and $2.6 million in higher business insurance expense, offset in part by $5.5 million in costs related to our debt restructure initiative in 2017. Salaries and benefits increased primarily as a result of higher recruitment and hiring expenses during 2018.
We recorded reorganization items and fresh start accounting adjustments of $462.0 million during the six months ended June 30, 2018. These items resulted primarily from $556.9 million related to the cancellation of corporate debt and $74.8 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders.
Other net fair value gains (losses) increased $11.9 million and $9.7 million to gains during the three and six months ended June 30, 2018 as compared to losses in the same periods of 2017, respectively, driven by an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts during 2018 and negative assumption change impacts in the conditional default rate during 2017.

We recorded other gains of $7.2 million during the three and six months ended June 30, 2018 in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of one of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trust. This gain is offset by the amortization of the inducement fee recorded in general and administrative expenses during the period as discussed above. Refer to Note 5 to the Consolidated Financial Statements for additional information on the exercise of the mandatory clean-up call obligation.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations, including funding MSR acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans and mortgage loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements. At June 30, 2018, our liquidity was $168.6 million.
As discussed further herein, effective December 5, 2017, we entered into an agreement with certain warehouse lenders to provide the DIP Warehouse Facilities during the Chapter 11 Case and the Exit Warehouse Facilities until February 2019. Beginning on the Effective Date, the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities, whereupon such facilities were modified but will continue to fund the purchase and origination of mortgage loans, the repurchases of HECMs and servicing advances related to mortgage loan servicing activities in an aggregate combined capacity of $1.9 billion. In connection with such transition, among other modifications, (i) the Securities Master Repurchase Agreement was terminated and replaced by the newly implemented DAAT Facility and DPAT II Facility, (ii) the maximum capacity sub-limit with respect to the Ditech Financial Exit Master Repurchase Agreement was increased from $750.0 million to $1.0 billion, (iii) the maturity date with respect to the Ditech Financial Exit Master Repurchase Agreement and RMS Exit Master Repurchase Agreement was extended to February 8, 2019, and (iv) the DAAT Facility and DPAT II Facility will be due and payable on February 11, 2019.
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
We continue to forecast reductions in liquidity that may become more challenging if there is further deterioration due to required repayment terms and restrictive covenants of the Term Loan, recurring operating losses and negative cash flows in certain of our segments, including unforeseen increased collateral posting requirements. To address this situation, we are focused on liquidity and cash generation. The following actions have been completed to improve our liquidity position:

•
On April 23, 2018, we entered into an additional master repurchase agreement that provides up to $212.0 million in total capacity, and a minimum of $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year.

•
In May 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each agreement. In August 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending September 30, 2018, as applicable to the terms of each agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenants included in the DAAT Facility, the DPAT II Facility and each of Ditech Financial's and RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement.

•
In June 2018, we sold a pool of defaulted reverse Ginnie Mae buyout loans owned by us and financed under an existing master repurchase agreement for a sales price of $241.3 million. The proceeds from the sale were used to repay the related amount financed under the master repurchase agreement and to fund additional Ginnie Mae buyout loans. We continue to service these loans on behalf of the purchaser under a subservicing agreement.

•
In June 2018, we sold to New Penn Financial, which became an affiliate of NRM when acquired by NRM on July 3, 2018, additional MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $4.7 billion, and received approximately $56.7 million in cash proceeds. The proceeds from the sale were used primarily to make mandatory principal payments under the 2018 Credit Agreement.

•	We are currently working with new lenders to increase and diversify financing capacity for reverse Ginnie Mae buyout loans in an amount sufficient to provide adequate financing capacity.
In addition, we have developed a liquidity plan consisting of various steps to improve its liquidity position, which may involve one or more of the following:

•
During the second quarter of 2018, our Board of Directors initiated a process to evaluate strategic alternatives to enhance stockholder value. This review process, which is being conducted with the assistance of financial and legal advisors, is considering a range of potential strategic alternatives including, among other things, a sale of the Company, a business combination or continuing as a standalone entity. There can be no assurance that the exploration of strategic alternatives will result in any transaction nor can there be any assurance should the Board of Directors approve a transaction, as to the value of such transaction to our stockholders thereof.

•
We are currently working with new lenders to increase and diversify financing capacity for Reverse Ginnie Mae buyout loans and new mortgage loan originations in an amount sufficient to provide adequate financing capacity.

•	We intend to continue disposing of defaulted Reverse Ginnie Mae buyout loans in order to meet future buyout funding requirements.

•
We intend to sell additional MSR assets in our Servicing segment if necessary to ensure adequate liquidity levels are maintained after giving consideration to the impact such sales may have on future results of operations, including revenue and net income. We believe there are sufficient marketable MSR assets available to alleviate foreseeable liquidity shortfalls.

•
Our leadership team continues the transformation of the operating businesses by aggressively evaluating and implementing further cost reductions, operational enhancements and streamlining of the businesses including, but not limited to, the following initiatives:

◦	We have re-aligned resources in our Reverse segment to more efficiently and effectively monetize claims.

◦
We continue to focus on monetizing advance receivables, and actions implemented to date have materially reduced advance balance from $813.4 million at December 31, 2017 to $563.3 million on June 30, 2018, generating $40.6 million net of repayments on the servicing advance liabilities. Further, we have added resources fully dedicated to driving down advance balances to more normalized levels in the near term which is a key assumption in our liquidity projections.

We continue to actively refine our liquidity plan and intend to take all appropriate actions in an effort to ensure that we have adequate liquidity to meet our debt service obligations and other liabilities and commitments. We believe the execution of our liquidity plan and continued ability to obtain amendments to debt covenants will provide sufficient liquidity to meet our obligations, fund Reverse Ginnie Mae buyouts and operate our business. Given our liquidity plan, we believe our sources of liquidity are adequate to fund our operations for at least the next 12 months following the issuance of these financial statements. There can be no assurance that we will be successful in implementing this plan, or if we are successful, there can be no assurances that the plan will be sufficient to meet our liquidity needs.

Mortgage Loan Servicing Business
Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to pay property taxes, insurance premiums and foreclosure costs and various other items, referred to as protective advances. Protective advances are required to preserve the collateral underlying the residential loans being serviced. In addition, we advance our own funds to meet contractual principal and interest payment requirements for certain credit owners. In the normal course of business, we borrow money from various counterparties who provide us with financing to fund a portion of our mortgage loan related servicing advances on a short-term basis. Payments on the amounts due under these servicer advance funding agreements are paid from certain proceeds received (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) from the issuance of new notes or other refinancing transactions.
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
On February 12, 2018, as part of the implementation of our Exit Warehouse Facilities, the Securities Master Repurchase Agreement was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPAT II Facility.
Post-Effective Date Servicer Advance Facilities
DAAT Facility / DPAT II Facility
The DAAT Facility and DPAT II Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively. The variable funding notes issued under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the Securities Master Repurchase Agreement, were fully redeemed and the GTAAFT Facility and DPAT Facility were both terminated on February 12, 2018.
In connection with the DAAT Facility and DPAT II Facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under this facility is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Advances made under the DAAT Facility and DPAT II Facility are held in two separate trusts: DAAT, used to hold GSE advances, and DPAT II, used to hold non-GSE advances. This financing provides funding for servicer and protective advances made in connection with Ditech Financial's servicing of certain Fannie Mae and other mortgage loans and is non-recourse to us.
The collateral securing the borrowings outstanding under the DAAT Facility and DPAT II Facility consists primarily of rights to reimbursement for servicer and protective advances in respect of certain mortgage loans serviced by Ditech Financial on behalf of Fannie Mae and other private-label securitization trusts, as well as cash.

As part of our Exit Warehouse Facilities, the DAAT Facility and DPAT II Facility have maximum capacity sub-limits of $465.0 million and $85.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPAT II Facility is based on the lender's applicable index, plus a per annum margin of 2.25%. No other notes have been issued under these facilities. We may repay and redraw the variable funding notes issued for 364-days from and including February 12, 2018, subject to the satisfaction of various funding conditions including Ditech Holding not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in excess of certain amounts and there being no breaches of representations, warranties and covenants by us under the DAAT and DPAT II transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on February 11, 2019. These facilities, together with the Ditech Financial Exit Master Repurchase Agreement and the RMS Exit Master Repurchase Agreement are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities agreements. As of June 30, 2018, Ditech Financial had $304.9 million outstanding under the DAAT Facility and DPAT II Facility, collectively, on advances totaling $335.4 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
Each of the facility's base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type. The target amortization events include, among other events, events related to breaches of representations, financial and non-financial covenants, certain tests related to the collection and performance of the receivables securing the variable funding notes, defaults under certain other material indebtedness, material judgments and change of control. Upon the occurrence of a target amortization event, the outstanding principal balance of the variable funding notes is payable on the first payment date occurring after the occurrence of such target amortization event. Failure to make requisite payments on the variable funding notes following the occurrence of a target amortization event could lead to an event of default. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the variable funding notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of the issuer to be registered as an "investment company" under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.
In May 2018, the profitability covenants included in the DAAT Facility and DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of each respective agreement. Ditech Financial was in compliance with the terms of the DAAT Facility and DPAT II Facility, including financial covenants, at June 30, 2018.
In August 2018, the profitability covenants included in the DAAT Facility and the DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ending September 30, 2018, as applicable to the terms of each respective agreement. Additionally, the liquidity covenants included in the DAAT Facility and the DPAT II Facility were amended to reduce the liquidity requirements for the remaining term of each agreement.
We are dependent on the ability to secure servicing advance financing facilities on acceptable terms and to either renew or replace existing facilities as needed when they expire. If we fail to comply with the terms of an agreement that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to termination of future funding, enforcement of liens against assets securing the respective facility, repurchase of assets pledged in a repurchase agreement, acceleration of outstanding obligations, or other adverse actions. We may seek waivers or amendments of servicing advance financing facility terms in the future, if necessary or advisable.
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
Early Advance Reimbursement Agreement
Ditech Financial's Early Advance Reimbursement Agreement with Fannie Mae was used exclusively to fund certain principal and interest and servicer and protective advances that are the responsibility of Ditech Financial under its Fannie Mae servicing agreements. In April 2018, we entered into an acknowledgment agreement with Fannie Mae, whereupon the Early Advance Reimbursement Agreement was terminated. We fully repaid the outstanding balance on the Early Advance Reimbursement Agreement upon termination, and the advances were pledged as collateral on the DAAT Facility.

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
On February 9, 2018, in connection with the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the Ditech Financial Exit Master Repurchase Agreement amended under the DIP Warehouse Facilities continues to provide financing for Ditech Financial's origination business. Upon the Effective Date, the Ditech Financial Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25%, and increase the maximum capacity sub-limit available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion. The Ditech Financial Exit Master Repurchase Agreement, together with the RMS Exit Master Repurchase Agreement and the DAAT and DPAT II Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. As of June 30, 2018, the Ditech Financial Exit Master Repurchase Agreement had an outstanding balance of $611.8 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. The Ditech Financial Exit Master Repurchase Agreement contains customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. In May 2018, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenants for the quarter ending June 30, 2018, as applicable to the terms of the agreement. Ditech Financial was in compliance with the terms of the master repurchase agreement, including financial covenants, at June 30, 2018.
In August 2018, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenant for the quarter ending September 30, 2018, as applicable to the terms of the agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to reduce the liquidity requirements for the remaining term of the agreement.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At June 30, 2018, our maximum exposure to repurchases due to potential breaches of representations and warranties was $69.7 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through June 30, 2018, adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales during this period were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Balance at beginning of the period	$15,959	$21,562	$16,486	$16,792	$22,094
Provision for new sales	1,546	2,003	2,369	728	3,798
Change in estimate of existing reserves	(3,605)	(4,238)	(4,766)	(1,001)	(6,014)
Net realized losses on repurchases	(202)	(58)	(391)	(33)	(609)
Balance at end of the period	$13,698	$19,269	$13,698	$16,486	$19,269
Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	Successor		Predecessor
	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	32	$7,608	22	$4,564
Repurchases and indemnifications	(7)	(1,033)	(10)	(2,225)
Claims initiated	38	7,305	37	8,238
Rescinded	(36)	(7,683)	(18)	(3,855)
Balance at end of the period	27	$6,197	31	$6,722

	Successor		Predecessor
	For the Period From February 10, 2018 Through June 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Six Months Ended June 30, 2017
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	23	$4,740	31	$6,674	29	$5,974
Repurchases and indemnifications	(14)	(2,375)	(5)	(754)	(20)	(4,138)
Claims initiated	63	14,344	15	3,295	59	12,265
Rescinded	(45)	(10,512)	(18)	(4,475)	(37)	(7,379)
Balance at end of the period	27	$6,197	23	$4,740	31	$6,722
The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at June 30, 2018, based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Successor
Unpaid Principal Balance
2013	$7,683,306
2014	9,631,068
2015	15,963,694
2016	16,503,107
2017	14,656,578
2018	5,253,846
Total	$69,691,599
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
On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the RMS Exit Master Repurchase Agreement continues to provide financing for repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the RMS Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019 and change the interest rate to the lender's applicable index, plus a per annum margin of 3.25%. The RMS Exit Master Repurchase Agreement, together with the Ditech Financial Exit Master Repurchase agreement and the DAAT and DPAT II Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. As of June 30 2018, the RMS Exit Master Repurchase Agreement had an outstanding balance of $746.3 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.7 billion.
On April 23, 2018, we entered into a new master repurchase agreement that provides up to $212.0 million in total capacity, and no less than $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. The interest rate on this facility is based on the applicable index rate plus 3.25%. As of June 30, 2018, this master repurchase agreement had an outstanding balance of $20.5 million.

The RMS master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. RMS was in compliance with the terms of each of its master repurchase agreements, including financial covenants, at June 30, 2018.
In August 2018, the liquidity covenants included in each of RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement.
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
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At June 30, 2018, we had $7.9 billion in unpaid principal balance outstanding on the HMBS related obligations. At June 30, 2018, $7.8 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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
We currently rely upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of our reverse loan repurchases, we may continue to seek additional, or expansion of existing, master repurchase or similar agreements to provide financing capacity for future required loan repurchases. The timing and amount of our obligation to repurchase HECMs is uncertain, as repurchase is predicated on certain factors such as whether or not a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which we are obligated to repurchase the loan.

Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017
Balance at beginning of the period	$1,007,698	$443,681	$970,382	$808,508	$346,983
Repurchases and other additions (1)	466,093	283,917	600,692	257,078	510,005
Liquidations	(428,514)	(102,524)	(525,797)	(95,204)	(231,914)
Balance at end of the period (2)	$1,045,277	$625,074	$1,045,277	$970,382	$625,074
__________

(1)	Other additions include additions to the principal balance related to interest, servicing fees, mortgage insurance and advances.

(2)	As of June 30, 2018, the balance included $37.3 million of real estate owned.
Our repurchases of reverse loans and real estate owned have increased significantly during the three and six months ended June 30, 2018 as compared to the same period in 2017. We expect these required repurchases to continue to increase as a greater percentage of HECMs and real estate owned are reaching 98% of their maximum claim amount. At June 30, 2018, we have commitments to repurchase reverse loans and real estate owned of $144.9 million, and we have $245.2 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund future loan repurchases. Refer to Notes 6 and 23 of the Consolidated Financial Statements for further discussion.
On June 13, 2018, we sold a pool of defaulted reverse Ginnie Mae buyout loans owned by the Company and financed under an existing master repurchase agreement for a sales price of $241.3 million. The proceeds from the sale were used to repay the related amount financed under the master repurchase agreement and to fund additional Ginnie Mae buyout loans. The Company continues to service these loans on behalf of the purchaser under a subservicing agreement.
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
As servicer of reverse loans, we are also obligated to fund additional borrowings by customers in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. As of June 30, 2018, our commitment to fund additional borrowings by customers, which was available to be drawn by borrowers, was $1.0 billion. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
2013 Credit Agreement
At December 31, 2017, we had a 2013 Term Loan in the original principal amount of $1.5 billion and unpaid principal amount of $1.2 billion. We also had a 2013 Revolver with a maximum availability of $20.0 million at December 31, 2017, and with $19.5 million outstanding in issued LOCs reducing the amount available on the 2013 Revolver, we had $0.5 million in available capacity. Our obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets.

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
The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an original principal amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR “floor” of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $62.6 million during the period from February 10, 2018 to June 30, 2018 and $110.6 million during the period from January 1, 2018 to February 9, 2018. The balance outstanding on the 2018 Term Loan was $1.1 billion at June 30, 2018. We are required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
September 2018	$7,500
December 2018	7,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
In addition to the quarterly installments detailed above, mandatory repayment obligations under the 2018 Credit Agreement include, subject to exceptions, (i) 100% of the net sale proceeds from the sale or other disposition of certain non-core assets of the Company and of certain of the Company’s subsidiaries, (ii) 80% of the net sale proceeds of certain non-ordinary course asset sales and dispositions of certain bulk mortgage servicing rights, (iii) 100% of the net cash proceeds from the issuance of certain indebtedness and (iv) beginning with the fiscal year ending December 31, 2018, 50% of the Company’s excess cash flow as defined in the agreement. The 2018 Credit Agreement allows us to prepay, in whole or in part, our borrowings outstanding thereunder, together with any accrued and unpaid interest, with prior notice and subject to the prepayment premium described below and breakage or redeployment costs.
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

The 2018 Credit Agreement contains financial covenants requiring compliance with certain asset coverage ratios and, commencing in 2020 as described below, an interest expense coverage ratio and a first lien net leverage ratio. As of June 30, 2018, we were required to meet two asset coverage ratios: Asset Coverage Ratio A and Asset Coverage Ratio B. These ratios were calculated in accordance with the terms of the 2018 Credit Agreement, as amended, and are detailed below. Capitalized terms are defined in the 2018 Credit Agreement.

Asset Coverage Ratio A Calculation (dollars in thousands):
		Successor
		June 30, 2018
a	the Balance Sheet Value of “Cash and cash equivalents”;	$218,608
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	689,194
c	the Balance Sheet Value of “Servicer and protective advances, net” minus the Balance Sheet Value of “Servicing advance liabilities”;	258,376
d
the sum of (i) the sum of (y) the Balance Sheet Value of “Residential loans” and (z) the Balance Sheet Value of GNMA Buyout REO minus (ii) the sum of (w) the aggregate principal amount of Warehouse Indebtedness with respect to which the assets described in clause (d)(i) are subject, (x) the Balance Sheet Value of the residential loans held in Residual Trusts and Non-Residual Trusts, (y) the Balance Sheet Value of reverse loans, which are in reverse GNMA securitization pools and (z) the Balance Sheet Value of residential loans, which are in GNMA securitization pools that are eligible for early buy-out;
		368,347
e	the Balance Sheet Value of total assets less total liabilities of the Residual Trusts;	8,202
f	the Balance Sheet Value of “Premises and equipment, net”;	75,584
g	the Balance Sheet Value of “Receivables, net” minus the Balance Sheet Value of “Receivables, net” related to the Non-Residual Trusts; and	109,621
h	the sum of (i) the Balance Sheet Value of “Other assets, net” minus (ii) the sum of (y) the Balance Sheet Value of “Other assets” related to the Residual Trusts and Non-Residual Trusts and (z) the Balance Sheet Value of REO assets, which are in reverse GNMA securitization pools and any GNMA Buyout REOs included in “Net Assets A” pursuant to clause (d) above;	109,096
	Net Assets A	$1,837,028
	First Lien Indebtedness (2018 Term Loan Balance)	$1,056,359

	Asset Coverage Ratio A	1.74x

	Minimum Requirement	1.45x

Asset Coverage Ratio B Calculation (dollars in thousands):
		Successor
		June 30, 2018
a	the lesser of (i) the Balance Sheet Value of “Cash and cash equivalents” or (ii) $250,000	$218,608
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	689,194
c	(if positive) (i) the then-applicable Servicer and Protective Advance Percentage multiplied by the Balance Sheet Value of “Servicer and protective advances, net” minus (ii) the Balance Sheet Value of “Servicing advance liabilities”;	230,211
d
(if positive) the sum of (i) 90% of (v) the Balance Sheet Value of “Residential loans” minus (w) the Balance Sheet Value of the residential loans held in Residual Trusts and Non-Residual Trusts, minus (x) the Balance Sheet Value of reverse loans, which are in reverse GNMA securitization pools, minus (y) the Balance Sheet Value of residential loans, which are in GNMA securitization pools that are eligible for early buy-out and minus (z) the Balance Sheet Value of GNMA Buyouts and (ii) the then-applicable GNMA Buyout Percentage multiplied by the sum of (x) GNMA Buyouts and (y) the Balance Sheet Value of GNMA Buyout REO, minus (iii) the aggregate principal amount of Warehouse Indebtedness to which the assets described in clause (d)(i)(v) and (d)(ii) are subject;
		208,030
e	the sum of 75% of (i) the Balance Sheet Value of “total assets” minus (ii) the Balance Sheet Value of “total liabilities”, in each case, of the Residual Trusts;	6,152
f	50% of MSR Holdback Receivables; and	16,446
g	75% of Servicing Fee Receivables;	18,224
	Net Assets B	$1,386,865
	First Lien Indebtedness (2018 Term Loan Balance)	$1,056,359

	Asset Coverage Ratio B	1.31x

	Minimum Requirement	1.00x
On March 29, 2018, we entered into an amendment to 2018 Credit Agreement to (i) waive our compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require us to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which the Company satisfied during the three months ended June 30, 2018, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into the amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. As servicer of the Non-Residual Trusts, we concluded that we have the power to direct the activities that most significantly impact the economic performance of the trusts, and as such, we continued to consolidate these trusts on the consolidated balance sheets, including mortgage-backed debt. The total unpaid principal balance of mortgage-backed debt was $638.8 million at June 30, 2018.
At June 30, 2018, mortgage-backed debt was collateralized by $670.8 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
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
On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, we paid an inducement fee in the amount of $36.5 million to the counterparty to assume our mandatory obligation to exercise the clean-up calls for the eight remaining securitization trusts. In addition, we agreed to reimburse the counterparty for certain losses with respect to these trusts to the extent that such losses exceed $17.0 million in the aggregate for the eight remaining trusts from July 1, 2017 through each individual call date. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse us for certain outstanding advances we previously made with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. Following the counterparty's assumption of our obligations to exercise future clean-up calls, pursuant to the Clean-up Call Agreement, we are no longer obligated to exercise and fund such clean-up calls. Upon exercise of each remaining clean-up call obligation by the counterparty, the counterparty will take control of the remaining collateral in the trust, and the trust will be deconsolidated.

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As of June 30, 2018, our subsidiaries were in compliance with such financial covenants.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through June 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Six Months Ended June 30, 2017 (1)	Variance
Cash flows provided by (used in) operating activities:
Net income (loss) adjusted for non-cash operating activities	$(112,239)	$(44,041)	$(131,226)	$(25,054)
Changes in assets and liabilities	150,572	30,075	201,510	(20,863)
Net cash provided by (used in) originations activities (2)	(241,522)	221,798	314,663	(334,387)
Cash flows provided by (used in) operating activities	(203,189)	207,832	384,947	(380,304)
Cash flows provided by investing activities	596,670	227,431	642,837	181,264
Cash flows used in financing activities	(326,484)	(585,594)	(805,794)	(106,284)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$66,997	$(150,331)	$221,990	$(305,324)
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
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities decreased $380.3 million during the six months ended June 30, 2018 as compared to the same period of 2017. The primary driver for the change in cash provided by operating activities was a decrease in cash provided by origination activities resulting from a lower volume of loans sold in relation to loans originated during the six months ended June 30, 2018 as compared to the same period of 2017.

Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, and payments made for business and servicing rights acquisitions. Cash provided by investing activities increased $181.3 million during the six months ended June 30, 2018 as compared to the same period of 2017. Cash provided by principal payments and proceeds received on reverse loans held for investment, net of purchases and originations, increased $175.1 million primarily as a result of a lower funded volume of reverse loans due to our exit from the reverse mortgage originations business, and higher principal repayments and payments received for loans conveyed to HUD. In addition, we received higher cash proceeds of $154.4 million from the sale of servicing rights and real estate owned during the six months ended June 30, 2018 as compared to the same period of 2017. These increases were offset by cash proceeds of $131.1 million received from the sale of our insurance business in the first quarter of 2017.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities increased by $106.3 million during the six months ended June 30, 2018 as compared to the same period of 2017. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased by $377.8 million primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Payments on corporate debt increased $151.9 million driven by payments made during 2018 on the 2013 Term Loan and the 2018 Term Loan. Net cash borrowings on warehouse borrowings used to fund the origination and purchase of residential loans increased by $367.1 million due to additional borrowings required for mortgage loans and an increase in buyouts of reverse loans.
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
We held real estate owned, net in the Servicing and Reverse Mortgage segments and the Corporate and Other non-reportable segment of $131.0 million, $77.0 million and $0.9 million, respectively, at June 30, 2018 and $13.7 million, $101.8 million and $1.1 million, respectively, at December 31, 2017. The growth in the real estate owned portfolio held by the Servicing segment results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable.
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

	Moody's	S&P
Corporate / CCR	Caa2	CCC+
Senior Secured Debt	Caa2	CCC+
Second Lien Notes	n/a	CCC-
Outlook	Negative	Stable
Date of Last Action	February 2018	July 2018

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

	Moody's	S&P
Residential Subprime Servicer (1)	—	Above Average
Residential Special Servicer	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ2-	Above Average
Manufactured Housing Servicer	SQ2-	Above Average
Residential Primary Servicer	SQ3	—
Residential Reverse Mortgage Servicer	—	Strong (2)
Outlook	Not on review	Negative
Date of Last Action	April 2018	May 2017
__________

(1)	In April 2018, Moody's withdrew its assessment of the Company as a servicer of subprime residential mortgage loans as we are not currently active in RMBS subprime servicing.

(2)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in October 2017 with a stable outlook.
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
Debtor-in-Possession Warehouse facilities governed by agreements with Credit Suisse First Boston Mortgage Capital LLC, as sole structuring agent, lead arranger, co-lender and administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, as co-lender to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities

Distribution taxes
Taxes imposed on Walter Energy or a Walter Energy shareholder as a result of the potential determination that the Company's spin-off from Walter Energy was not tax-free pursuant to Section 355 of the Code

Ditech Financial	Ditech Financial LLC, an indirect wholly-owned subsidiary of the Company
Ditech Financial Exit Master

Repurchase Agreement	The Ditech Financial warehouse facility that, together with the DAAT Facility, DPAT II Facility and the RMS Exit Master Repurchase Agreement, comprises the Exit Warehouse Facilities.

Ditech Holding	Ditech Holding Corporation and its consolidated subsidiaries (Successor) (Parent)

DPAT Facility	Ditech Private Label Securities Advance Trust financing facility

DPAT II Facility	Ditech Private Label Securities Advance Trust II financing facility

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Early Advance Reimbursement

Agreement	$100 million financing facility with Fannie Mae, terminated in April 2018

ECOA	Equal Credit Opportunity Act

Effective Date	February 9, 2018, the date of our emergence from bankruptcy

EFTA	Electronic Fund Transfer Act

Exchange Act	Securities Exchange Act of 1934, as amended

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

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FCRA	Fair Credit Reporting Act

FDCPA	Fair Debt Collection Practices Act

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

Forward sales commitments	Forward sales of agency to-be-announced securities and agency whole loans, freestanding derivative financial instruments

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	U.S. Generally Accepted Accounting Principles

Ginnie Mae	Government National Mortgage Association

GMBS	Government National Mortgage Association mortgage-backed securities

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

Lender-placed
Also referred to as "force-placed" insurance; an insurance policy placed by a bank or mortgage servicer on a home when the homeowners’ own property insurance may have lapsed or where the bank deems the homeowners’ insurance insufficient

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

NRM Subservicing Agreement	Subservicing Agreement, dated as of August 8, 2016, and as subsequently amended, by and between New Residential Mortgage LLC and Ditech Financial LLC

NYSE	New York Stock Exchange

OTS	Office of Thrift Supervision

Parent Company	Ditech Holding Corporation (Successor), formerly Walter Investment Management Corp. (Predecessor)

Petition Date	November 30, 2017, the date that the Company filed the Bankruptcy Petition with the Bankruptcy Court

Predecessor	Walter Investment Management Corp. and its activities and results operations prior to emergence from bankruptcy

Prepackaged Plan	Prepackaged plan of reorganization of Walter Investment Management Corp. (Predecessor) under Chapter 11 of the Bankruptcy Code

PIK	Payment-in-kind

Preferred Stock Directors	Six Class I and Class II directors elected by the holders of preferred stock

PSU	Performance Stock Unit

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

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agreement	The Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, as amended November 9, 2017 and February 9, 2018

RMBS	Residential mortgage-backed security

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company
RMS Exit Master Repurchase

Agreement	The RMS warehouse facility that, together with the DAAT Facility, DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement, comprises the Exit Warehouse Facilities

RSUs	Restricted Stock Units

SEC	U.S. Securities and Exchange Commission

Second Lien Notes	$250 million aggregate principal amount of 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 issued on February 9, 2018

Second Lien Notes Indenture	Indenture for the 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 dated as of February 9, 2018 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as trustee

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended
Securities Master Repurchase

Agreement	Master repurchase agreement issued on November 30, 2017 under the DIP Warehouse Facilities used to fund advances

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Noteholders	Holders of the Senior Notes

Series A Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $20.63 per share, expiring February 9, 2028

Series B Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $28.25 per share, expiring February 9, 2028

Side Letter Agreement	Side Letter Agreement dated as of January 17, 2018 between Ditech Financial and NRM

Successor	Ditech Holding Corporation and its activities and results operations subsequent to emergence from bankruptcy

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

Tax Act	Tax Cuts and Jobs Act, signed into law in December 2017

TCPA	Telephone Consumer Protection Act

Term Lenders	Lenders with term loan commitments or outstanding term loans under the 2013 Credit Agreement

TILA	Truth in Lending Act

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

WCO	Walter Capital Opportunity Corp. and its consolidated subsidiaries

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	Successor
	June 30, 2018
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(73,736)	$(34,321)	$27,695	$51,849
Net change in fair value - Servicing segment	$(73,736)	$(34,321)	$27,695	$51,849

Originations segment
Residential loans held for sale	$8,823	$4,813	$(5,779)	$(12,380)
Freestanding derivatives (1)	(13,962)	(7,227)	7,755	16,031
Net change in fair value - Originations segment	$(5,139)	$(2,414)	$1,976	$3,651

Reverse Mortgage segment
Reverse loans	$102,078	$51,348	$(49,723)	$(101,042)
HMBS related obligations	(91,610)	(45,448)	47,761	95,212
Net change in fair value - Reverse Mortgage segment	$10,468	$5,900	$(1,962)	$(5,830)

	Predecessor
	December 31, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(148,094)	$(60,902)	$46,154	$83,445
Net change in fair value - Servicing segment	$(148,094)	$(60,902)	$46,154	$83,445

Originations segment
Residential loans held for sale	$7,273	$4,038	$(5,224)	$(11,275)
Freestanding derivatives (1)	(9,907)	(5,406)	5,308	11,236
Net change in fair value - Originations segment	$(2,634)	$(1,368)	$84	$(39)

Reverse Mortgage segment
Reverse loans	$103,753	$49,454	$(56,922)	$(109,026)
HMBS related obligations	(90,590)	(42,211)	52,801	99,451
Net change in fair value - Reverse Mortgage segment	$13,163	$7,243	$(4,121)	$(9,575)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used June 30, 2018 and December 31, 2017 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The sensitivity of servicing rights carried at fair value to interest rate changes decreased at June 30, 2018 as compared to December 31, 2017 due primarily to a higher interest rate environment and, to a lesser extent, changes to the composition of the portfolio.

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
An integral component of our interest rate risk management strategy is our use of freestanding derivative instruments to minimize significant fluctuations in earnings caused by changes in interest rates that affect the value of our IRLCs and mortgage loans held for sale. The derivatives utilized to hedge the interest rate risk are forward sales commitments, which are forward sales of agency TBAs and forward sales of whole loans. These forward sales of TBAs and whole loans are primarily used to fix the forward sales price that will be realized upon the sale of the mortgage loans into the secondary market. We also enter into commitments to purchase MBS as part of our overall hedging strategy.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weaknesses in its internal control over financial reporting described below.
The Company previously identified material weaknesses in internal control over financial reporting that were described in Management’s Report on Internal Control Over Financial Reporting, which were included in the Company’s Form 10-K for the year ended December 31, 2017, together with various corrective actions that are being undertaken in order to remediate the material weaknesses. As of June 30, 2018, management has tested the key controls relating to operational processes over default servicing and foreclosure related advances, noting operating effectiveness throughout the period and as of June 30, 2018. Based on this testing, the material weakness relating to operational processes within the transaction level processing of Ditech Financial default servicing over foreclosure related advances has been remediated. However, as certain of the remedial actions surrounding the property preservation function of Ditech Financial default servicing activities and data extraction from the servicing system for MSR valuation are not yet complete and/or have not yet been tested, the Company has not been able to conclude that these material weaknesses have been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Ditech Financial operational processes over foreclosure related advances:

•	Tested key controls identified within the process flow narratives for the purpose of validating operating effectiveness noting no issues.

•	Based on testing of key controls, the material weakness is remediated.
Ditech Financial operational processes over property preservation:

•	Management is updating the design of and documenting processes and control procedures related to the review of property preservation.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the property preservation function.

•	Management will assess the effectiveness of the remediation plan.
MSR valuation:

•
Management has validated the query utilized in extracting data from our servicing system for MSR valuation purposes ensuring the design of the query logic is appropriately documented to corroborate data pulls from the servicing system.

•	Management will test and evaluate the design and operating effectiveness of control procedures related to data extraction for use in MSR valuation.

•	Management will assess the effectiveness of the remediation plan.
Management is continuing to implement the remediation measures outlined above relating to operational processes over the property preservation function within default servicing as well as with respect to data extraction from the servicing system for MSR valuation with an expected completion date of no later than December 31, 2018. Management believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified. If management is unsuccessful in fully implementing the new controls to address the material weaknesses and to strengthen the overall internal control environment, financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.

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
Chapter 11 Case
On November 30, 2017, Walter Investment Management Corp. filed a Bankruptcy Petition under the Bankruptcy Code to pursue the Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the Prepackaged Plan. On February 9, 2018, the Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the Chapter 11 Case. We continued to operate throughout the Chapter 11 Case and upon emergence changed our name to Ditech Holding Corporation. From and after effectiveness of the Prepackaged Plan, we have continued, in our previous organizational form, to carry out our business. On the Effective Date, all of our previously existing equity interests, including our Predecessor common stock, were canceled. Our obligations under the Convertible Notes and Senior Notes, except to the limited extent set forth in the Prepackaged Plan, were also extinguished. For a more detailed discussion of our emergence, refer to the Emergence from Reorganization Proceedings section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On July 13, 2018, the parties entered into a formal settlement agreement to settle the action for $2.95 million subject to notice to the alleged class and court approval, and the plaintiff moved the court for preliminary approval of the settlement. The settlement, if completed, will be paid by the Company's directors’ and officers’ insurance carrier.

A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. The plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the Court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the Court’s denial of the motion to dismiss. On July 2, 2018, the parties reached an agreement in principle to settle the action for certain corporate governance measures subject to the negotiation of a formal settlement agreement, notice to stockholders, and court approval. Plaintiff’s counsel is seeking a payment of attorneys’ fees for the benefit he claims the Company received as a result of the corporate governance measures expected to be agreed to in the settlement. If the parties cannot agree on an amount of attorneys’ fees to be paid to plaintiff’s counsel, he will seek an award of attorneys’ fees from the court. Any attorneys’ fees paid to plaintiff’s counsel will be paid by the Company’s directors’ and officers’ insurance carrier.
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

10.1.1
Letter Agreement between Thomas F. Marano and Ditech Holding Corporation, dated April 18, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2018).

10.1.2*	Performance Stock Unit Award Agreement between Ditech Holding Corporation and Thomas Marano, dated July 18, 2018.

10.2.1
Letter Agreement between Ritesh Chaturbedi and Ditech Holding Corporation, dated April 18, 2018 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2018).

10.2.2*	Performance Stock Unit Award Agreement between Ditech Holding Corporation and Ritesh Chaturbedi, dated July 18, 2018.

10.3*	Restricted Cash Award Agreement between Ditech Holding Corporation and Jerry Lombardo, dated July 18, 2018.

10.4.1†
Ditech Holding Corporation Amended and Restated 2018 Equity Incentive Plan, effective April 18, 2018. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on April 19, 2018).

10.4.2*	Form of 2018 Tier I Performance Stock Unit Award Agreement under the Ditech Holding Corporation Amended and Restated 2018 Equity Incentive Plan.

10.4.3*	Form of 2018 Transaction Incentive Award Agreement.

10.5.1
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 15, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.5.4 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.5.2
Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.5.5 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.6.1
Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated as of May 15, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.8.4 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.6.2
Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.8.5 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.7.1
Amendment No. 1 to the Series 2018-VF1 Indenture Supplement, dated as of April 20, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.9.6 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.7.2
First Amendment to Acknowledgment Agreement with Respect to Servicing Advance Receivables, dated as of April 20, 2018, by and among Ditech Financial LLC, as servicer, Ditech Agency Advance Depositor LLC, as depositor, Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Fannie Mae (Incorporated herein by reference to Exhibit 10.9.7 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.7.3
Amendment No. 2 to the Series 2018-VF1 Indenture Supplement, dated as of May 15, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.9.8 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

Exhibit No.	Description
10.7.4*
Amendment No. 3 to the Series 2018-VF1 Indenture Supplement, dated as of August 6, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.8.1
Amendment No. 1 to the Series 2018-VF1 Indenture Supplement, dated as of April 20, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.10.5 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.8.2
Amendment No. 2 to the Series 2018-VF1 Indenture Supplement, dated as of May 15, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.10.6 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.8.3*
Amendment No. 3 to the Series 2018-VF1 Indenture Supplement, dated as of August 6, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.9.1
Master Repurchase Agreement, dated as of April 23, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2018).

10.9.2
Guaranty, dated as of April 23, 2018, by Ditech Holding Corporation in favor of Barclays Bank PLC as agent and purchaser (the “Purchaser”) under the Master Repurchase Agreement, dated as of April 23, 2018, between the Purchaser and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.9.3
Amendment No. 1 to Master Repurchase Agreement, dated as of May 15, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.9.4
Amendment No. 2 to Master Repurchase Agreement, dated as of May 30, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.11.4 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on June 6, 2018).

10.9.5*	Amendment No. 3 to Master Repurchase Agreement, dated as of August 6, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller.

10.10*	Mortgage Loan Purchase Agreement, dated as of June 13, 2018, between Reverse Mortgage Solutions, Inc., as seller and Reverse Mortgage Funding LLC, as purchaser.

10.11*	Side Letter Agreement, dated as of June 28, 2018, between New Residential Mortgage LLC and Ditech Financial LLC.

31.1*	Certification by Thomas F. Marano pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gerald A. Lombardo pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Thomas F. Marano and Gerald A. Lombardo pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (Extensible Business Reporting Language) — The following materials from Ditech Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2018 (Successor) and December 31, 2017 (Predecessor); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2018 (Successor), the period from February 10, 2018 through June 30, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the three and six months ended June 30, 2017 (Predecessor); (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the period from February 10, 2018 through June 30, 2018 (Successor) and for the period from January 1, 2018 through February 9, 2018 (Predecessor); (iv) Consolidated Statements of Cash Flows for the period from February 10, 2018 through June 30, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the six months ended June 30, 2017 (Predecessor); and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

*	Filed or furnished herewith.

**	Filed electronically with this report.

†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH HOLDING CORPORATION

Dated: August 9, 2018	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Gerald A. Lombardo
Gerald A. Lombardo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)