Form 10-Q
period 2018-09-30
DITECH HOLDING Corp
filed 2018-11-14
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had 5,189,300 shares of common stock outstanding as of November 9, 2018.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of September 30, 2018 (Successor) (unaudited) and December 31, 2017 (Predecessor)	3
Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the Three Months Ended September 30, 2018 (Successor), the Period From February 10, 2018 Through September 30, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Three and Nine Months Ended September 30, 2017 (Predecessor)	5
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) for the Period From February 10, 2018 Through September 30, 2018 (Successor) and the Period From January 1, 2018 Through February 9, 2018 (Predecessor)	6
Consolidated Statements of Cash Flows (unaudited) for the Period From February 10, 2018 Through September 30, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Nine Months Ended September 30, 2017 (Predecessor)	7
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	67
Item 3. Quantitative and Qualitative Disclosures About Market Risk	137
Item 4. Controls and Procedures	139

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	142
Item 1A. Risk Factors	145
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	146
Item 3. Defaults Upon Senior Securities	146
Item 4. Mine Safety Disclosures	146
Item 5. Other Information	146
Item 6. Exhibits	146
Index to Exhibits	147
Signatures	149

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Cash and cash equivalents	$187,197	$285,969
Restricted cash and cash equivalents	86,774	112,826
Residential loans at amortized cost, net (includes $920 and $6,347 in allowance for loan losses at September 30, 2018 and December 31, 2017, respectively)	389,756	985,454
Residential loans at fair value	10,017,770	10,725,232
Receivables, net (includes $2,457 and $5,608 at fair value at September 30, 2018 and December 31, 2017, respectively)	101,417	124,344
Servicer and protective advances, net (includes $25,372 and $164,225 in allowance for uncollectible advances at September 30, 2018 and December 31, 2017, respectively)	467,694	813,433
Servicing rights, net (includes $658,122 and $714,774 at fair value at September 30, 2018 and December 31, 2017, respectively)	710,728	773,251
Goodwill	—	47,747
Intangible assets, net	32,351	8,733
Premises and equipment, net	70,504	50,213
Deferred tax assets, net	560	1,400
Other assets (includes $19,201 and $29,394 at fair value at September 30, 2018 and December 31, 2017, respectively)	270,256	235,595
Total assets	$12,335,007	$14,164,197
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities (includes $1,441 and $1,282 at fair value at September 30, 2018 and December 31, 2017, respectively)	$864,947	$994,493
Servicer payables	128,320	116,779
Servicing advance liabilities	226,591	483,462
Warehouse borrowings	1,549,694	1,085,198
Corporate debt	1,202,998	1,214,663
Mortgage-backed debt (includes $496,124 and $348,682 at fair value at September 30, 2018 and December 31, 2017, respectively)	496,124	735,882
HMBS related obligations at fair value	7,810,508	9,175,128
Deferred tax liabilities, net	643	848
Total liabilities not subject to compromise	12,279,825	13,806,453
Liabilities subject to compromise	—	806,937
Total liabilities	12,279,825	14,613,390
Commitments and contingencies (Note 23)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 10,000,000 shares, including 100,000 shares of mandatorily convertible preferred stock (Successor) and 10,000,000 shares (Predecessor)
Issued and outstanding - 94,421 shares at September 30, 2018 (Successor) and 0 shares at December 31, 2017 (Predecessor) (liquidation preference $98,724 at September 30, 2018)	1	—
Common stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 90,000,000 shares (Successor and Predecessor)
Issued and outstanding - 4,982,002 shares at September 30, 2018 (Successor) and 37,373,616 shares at December 31, 2017 (Predecessor)	50	374
Additional paid-in capital	186,345	598,193
Accumulated deficit	(131,256)	(1,048,817)
Accumulated other comprehensive income	42	1,057
Total stockholders' equity (deficit)	55,182	(449,193)
Total liabilities and stockholders' equity (deficit)	$12,335,007	$14,164,197

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above (in thousands). The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:	(unaudited)
Restricted cash and cash equivalents	$23,183	$44,376
Residential loans at amortized cost, net	—	424,420
Residential loans at fair value	401,429	301,435
Receivables, net	3,243	5,824
Servicer and protective advances, net	249,016	446,799
Other assets	144,619	39,837
Total assets	$821,490	$1,262,691

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$50,655	$3,086
Servicing advance liabilities	226,591	444,563
Mortgage-backed debt (includes $496,124 and $348,682 at fair value at September 30, 2018 and December 31, 2017, respectively)	496,124	735,882
Total liabilities	$773,370	$1,183,531
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
REVENUES
Net servicing revenue and fees	$100,038	$65,029	$278,490	$128,685	$269,537
Net gains on sales of loans	47,284	73,013	119,004	27,963	217,914
Net fair value gains on reverse loans and related HMBS obligations	22,613	1,810	21,764	10,576	24,384
Interest income on loans	577	9,802	1,424	3,387	31,271
Insurance revenue	—	—	—	—	3,963
Other revenues	34,146	26,990	73,719	16,662	83,647
Total revenues	204,658	176,644	494,401	187,273	630,716

EXPENSES
General and administrative	104,580	137,614	259,429	50,520	386,785
Salaries and benefits	80,161	91,544	209,745	40,408	300,572
Interest expense	58,247	61,671	146,527	38,756	182,965
Depreciation and amortization	10,598	9,741	23,676	3,810	30,715
Goodwill and intangible assets impairment	—	—	10,960	—	—
Other expenses, net	(1,513)	2,576	(869)	229	8,413
Total expenses	252,073	303,146	649,468	133,723	909,450

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(2,616)	—	(2,726)	464,563	—
Other net fair value gains	2,730	3,783	10,319	3,740	761
Net losses on extinguishment of debt	(146)	(959)	(1,353)	(864)	(1,668)
Gain on sale of business	—	—	—	—	67,734
Other	10,495	—	17,694	—	—
Total other gains	10,463	2,824	23,934	467,439	66,827

Income (loss) before income taxes	(36,952)	(123,678)	(131,133)	520,989	(211,907)
Income tax expense (benefit)	(315)	455	123	(18)	2,027
Net income (loss)	$(36,637)	$(124,133)	$(131,256)	$521,007	$(213,934)

Comprehensive income (loss)	$(36,691)	$(124,035)	$(131,214)	$521,007	$(213,858)

Net income (loss)	$(36,637)	$(124,133)	$(131,256)	$521,007	$(213,934)
Basic earnings (loss) per common and common equivalent share	$(7.28)	$(3.38)	$(27.70)	$13.94	$(5.85)
Diluted earnings (loss) per common and common equivalent share	$(7.28)	$(3.38)	$(27.70)	$13.92	$(5.85)
Weighted-average common and common equivalent shares outstanding — basic	5,034	36,714	4,739	37,374	36,555
Weighted-average common and common equivalent shares outstanding — diluted	5,034	36,714	4,739	37,424	36,555
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Predecessor
Balance at January 1, 2018	—	$—	37,373,616	$374	$598,193	$(1,048,817)	$1,057	$(449,193)
Adoption of ASC 610	—	—	—	—	—	(40,670)	—	(40,670)
Net income	—	—	—	—	—	521,007	—	521,007
Share-based compensation	—	—	—	—	538	—	—	538
Fresh start and reorganization adjustments	100,000	1	(33,121,116)	(331)	(414,387)	568,480	(1,057)	152,706
Balance at February 9, 2018	100,000	1	4,252,500	43	184,344	—	—	184,388

Successor
Net loss	—	—	—	—	—	(131,256)	—	(131,256)
Other comprehensive income, net of tax	—	—	—	—	—	—	42	42
Share-based compensation	—	—	88,070	—	2,008	—	—	2,008
Conversion of preferred stock to common stock	(5,579)	—	641,432	7	(7)	—	—	—
Balance at September 30, 2018	94,421	$1	4,982,002	$50	$186,345	$(131,256)	$42	$55,182
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Operating activities
Net income (loss)	$(131,256)	$521,007	$(213,934)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(21,764)	(10,576)	(24,384)
Amortization of servicing rights	6,689	2,187	19,969
Change in fair value of servicing rights	39,657	(64,663)	203,026
Change in fair value of charged-off loans	(7,571)	(5,746)	(12,396)
Other net fair value (gains) losses	(5,666)	(3,055)	3,165
Accretion of discounts on residential loans and advances	(70)	(325)	(2,681)
Accretion of discounts on debt and amortization of deferred debt issuance costs	17,991	19,831	23,962
Provision for uncollectible advances	10,515	306	36,798
Depreciation and amortization of premises and equipment and intangible assets	23,676	3,810	30,715
Provision for deferred income taxes	653	24	1,618
Share-based compensation	2,008	538	2,139
Net gains on sales of loans	(119,004)	(27,963)	(217,914)
Non-cash reorganization items	—	(403,174)	—
Non-cash fresh start accounting adjustments	—	(77,229)	—
Goodwill and intangible assets impairment	10,960	—	—
Gain on sale of business	—	—	(67,734)
Other	2,192	1,458	8,014

Purchases and originations of residential loans held for sale	(7,777,442)	(1,207,155)	(13,314,135)
Proceeds from sales of and payments on residential loans held for sale	7,544,927	1,428,953	13,832,907

Changes in assets and liabilities
Decrease (increase) in receivables	42,010	(27,855)	67,678
Decrease in servicer and protective advances	228,656	64,010	306,980
Decrease (increase) in other assets	21,321	(27,956)	(44,542)
Increase (decrease) in payables and accrued liabilities	(46,216)	28,780	(145,351)
Increase (decrease) in servicer payables	18,916	(7,375)	200,421
Cash flows provided by (used in) operating activities	(138,818)	207,832	694,321

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(in thousands)
	Successor	Predecessor
	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Investing activities
Purchases and originations of reverse loans held for investment	(159,888)	(39,937)	(302,032)
Principal payments and proceeds received on reverse loans held for investment	884,835	144,489	985,989
Principal payments and proceeds received on mortgage loans held for investment	222,476	8,880	71,024
Payments received on charged-off loans held for investment	10,045	1,247	13,217
Payments received on receivables related to Non-Residual Trusts	2,367	1,727	10,275
Proceeds from sales of real estate owned, net	101,521	17,862	106,014
Purchases of premises and equipment	(2,807)	(268)	(3,622)
Proceeds from sales of servicing rights, net	101,545	94,994	79,772
Proceeds from sale of business	—	—	131,074
Cash outflow from deconsolidation of variable interest entities	(184,279)	—	(28,425)
Other	6,949	(1,563)	7,296
Cash flows provided by investing activities	982,764	227,431	1,070,582

Financing activities
Payments on corporate debt	(78,974)	(110,590)	(121,285)
Proceeds from securitizations of reverse loans	192,048	27,881	375,786
Payments on HMBS related obligations	(1,449,525)	(310,000)	(1,420,881)
Issuances of servicing advance liabilities	434,133	5,444	908,868
Payments on servicing advance liabilities	(595,356)	(101,093)	(1,184,036)
Net change in warehouse borrowings related to mortgage loans	265,154	(190,104)	(394,036)
Net change in warehouse borrowings related to reverse loans	479,769	112,216	369,001
Payments on mortgage-backed debt	(50,578)	(8,876)	(84,814)
Other debt issuance costs paid	(15,137)	(10,472)	(4,855)
Other	27	—	(1,490)
Cash flows used in financing activities	(818,439)	(585,594)	(1,557,742)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	25,507	(150,331)	207,161
Cash and cash equivalents and restricted cash and cash equivalents at beginning of the period	248,464	398,795	429,061
Cash and cash equivalents and restricted cash and cash equivalents at end of the period	$273,971	$248,464	$636,222

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$146,217	$17,734	$166,126
Cash received for taxes	(795)	(244)	(70,469)
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
In February 2016, the FASB issued an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees were initially required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued an accounting standards update that allows for the use of an additional transitional method wherein the entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to apply the cumulative-effect adjustment option in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. Upon adoption, the Company expects to record a right-of-use asset and a corresponding lease liability for the operating leases where the Company is the lessee. The potential impact on the Company's consolidated financial statements is largely based on the present value of future minimum lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. Future minimum lease payments totaled $83.1 million as of December 31, 2017, as disclosed in Note 30 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
In June 2016, the FASB issued an accounting standards update that amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Based on the Company's current methodologies of accounting for financial instruments, the adoption of this guidance is not expected to have a material impact on its consolidated financial statements. The significance of the adoption of this guidance may change at the time of adoption based on the nature and composition of the Company's financial instruments at that time and the corresponding conclusions reached.
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

In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning and ending cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. This guidance was effective for the Company beginning January 1, 2018, and was applied retrospectively. The adoption impacted the presentation of the cash flows, but did not otherwise have a material impact on the consolidated results of operations or financial condition. For the nine months ended September 30, 2017, cash flows provided by operating activities increased by $162.9 million, cash flows provided by investing activities decreased by $1.8 million, and cash flows used in financing activities increased by $6.1 million.
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
In May 2017, the FASB issued an accounting standards update that amends the guidance on share-based compensation. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance was effective for the Company beginning January 1, 2018 and is applied prospectively to awards modified on or after the adoption date. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
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

In August 2018, the FASB issued an accounting standards update that modifies the disclosure requirements related to fair value measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted. The adoption will impact certain disclosures to the financial statements, but will not otherwise have a material impact on the consolidated results of operations or financial condition.
2. Liquidity and Going Concern
In the normal course of business, the Company utilizes mortgage loan servicing advance facilities and master repurchase agreements with various counterparties to finance, on a short-term basis, mortgage loan related servicing advances, the repurchase of HECMs out of Ginnie Mae securitization pools, and funding of newly originated mortgage loans. Each of these facilities is typically subject to annual renewal and contain provisions, that in certain circumstances, could prevent the Company from utilizing any unused capacity under such facility and/or that could accelerate the repayment of amounts under such facility. Additionally, the Company may utilize other transaction structures to finance the repurchase of HECMs out of Ginnie Mae securitization pools.
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
The Company intends to renew, replace or extend its facilities and obtain waivers or amendments as needed. The Company has historically been able to renew, replace and extend these facilities. Certain of these and other financing arrangements contain restrictions, covenants and representations and warranties that, among other conditions, require the Company to satisfy specified financial covenants and asset eligibility. In the past, the Company has obtained waivers or amendments from certain lenders in order to maintain compliance with certain covenants and other terms of the financing facilities. While the Company has been able to renew, replace or extend these facilities and obtain waivers or amendments as needed in the past, there can be no assurance that it will be able to successfully do so in the future.
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
The Company continues to forecast reductions in liquidity that may become more challenging if there is further deterioration due to required repayment terms and restrictive covenants of the 2018 Term Loan, further increases in Ginnie Mae buyout loans, an inability to execute on planned MSR sales and other transactions, recurring operating losses and negative cash flows in certain of its segments, including unforeseen increased collateral posting requirements and/or negative impacts from market conditions. To address this situation, the Company is focused on liquidity and cash generation. The following actions have been completed to improve the Company’s liquidity position:

•
In April 2018, the Company entered into an additional master repurchase agreement that provides up to $212.0 million in total capacity, and a minimum of $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. In September 2018, this facility was amended to, among other things, increase the total and committed borrowing capacity by an additional $200.0 million effective October 1, 2018.

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

•
In August 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ended September 30, 2018, as applicable to the terms of each agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenants included in the DAAT Facility, the DPAT II Facility and each of Ditech Financial's and RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement. In November 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending December 31, 2018.

•	In October 2018, the Company executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned.

•	Various expense reduction initiatives have been implemented across the organization and are continuing as noted below.
In addition, the Company has developed a liquidity plan consisting of various steps to improve its liquidity position, which may involve one or more of the following:

•
The Company’s leadership team continues the transformation of the operating businesses by aggressively evaluating and implementing further cost reductions, operational enhancements and streamlining of the businesses including, but not limited to, the following initiatives:

•	Re-alignment of resources in the Reverse segment to more efficiently and effectively monetize claims.

•
Continued focus on monetizing advance receivables and actions implemented to date have materially reduced advance balances from $813.4 million at December 31, 2017 to $467.7 million at September 30, 2018, generating $51.4 million of liquidity net of repayments on the related servicing advance liabilities. Further, the Company has added resources fully dedicated to driving down advance balances to more normalized levels in the near term, which is a key assumption in its liquidity projections.

•	Pursue additional expense rationalization opportunities including the restructuring of certain contracts, leases and agreements.

•	Continued optimization of systems and processes to improve operational efficiency within its segments.

•
The Company is currently working with new lenders to increase and diversify financing capacity for Reverse Ginnie Mae buyout loans and new mortgage loan originations in an amount sufficient to provide adequate financing capacity.

•	The Company intends to continue disposing of defaulted Reverse Ginnie Mae buyout loans in order to meet future buyout funding requirements.

•
The level of Reverse Ginnie Mae buyout funding that is needed in the future is expected to be impacted by HUD Mortgagee Letter 2018-08, effective October 22, 2018, which modifies existing guidance regarding the submission of HECM assignments to HUD and is expected to expedite HUD’s acceptance and payment of certain assignment claims. The Company is in the early stage of assessing the impact of the mortgagee letter to its business but believes the impact of this updated guidance will be a net positive to its liquidity position. Accordingly, at this time, the Company is unable to accurately estimate the ultimate amount or timing of the liquidity benefit.

•
The Company intends to sell additional MSR assets in its Servicing segment if necessary to ensure adequate liquidity levels are maintained; however, such sales may have a negative impact on future results of operations, including revenue and net income. Additionally, the Company’s ability to close MSR sales may be impacted by market conditions, which could affect valuation and timeframes to close and execute such transactions. Although these risks exist, the Company believes there are sufficient marketable MSR assets available to alleviate foreseeable liquidity shortfalls for the next twelve months from the date of issuance of these financial statements.

In response to certain inquiries received by the Company’s Board of Directors, during the second quarter of 2018 the Company’s Board of Directors initiated a process to evaluate strategic alternatives, hereinafter referred to as the Strategic Review. This process is being conducted with the assistance of financial and legal advisors. The Strategic Review is ongoing, and in connection therewith the Company is considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company.
Based on analyses prepared by the Company and its financial advisors in connection with the Strategic Review (including analyses of proposals received by the Company during such review), analyses the Company prepares from time to time in connection with its internal business planning processes, and the risks and uncertainties that could adversely impact the Company’s liquidity plan, the Company’s management and Board of Directors determined that the actions the Company has taken to date and actions that the Company plans to take in the future to improve its liquidity position, including those discussed above, may not be adequate to meet the Company’s future obligations beyond the next twelve months.
Therefore, in connection with the Strategic Review, during the fourth quarter of 2018, the Company entered into non-disclosure agreements with, and the Company and its financial and legal advisors began to have discussions with, certain of its corporate debt holders and their advisors regarding potential strategic transactions that may involve implementation through an in-court supervised Chapter 11 process.
There can be no assurance that the Company’s Strategic Review will result in any transaction, nor can there be any assurance that any transaction the Company does execute will result in any value being delivered to the Company’s existing stockholders.
The Company continues to actively refine its liquidity plan and intends to take all appropriate actions in an effort to ensure that it has adequate liquidity to meet its debt service obligations and other liabilities and commitments. Based on the assessment of the Company’s liquidity for the next twelve months from the date of issuance of these financial statements, management has concluded that while there can be no assurance that the Company’s recent and future actions will be successful in mitigating the above risks and uncertainties, including the impact of market conditions and the Company’s ability to close MSR sales and other transactions at valuations and within timeframes necessary to maintain sufficient liquidity levels, the Company’s current plans, which are considered probable of occurring, provide enough liquidity to meet its obligations over the next twelve months from the date of issuance of these financial statements. However, the potential for an in-court supervised Chapter 11 process in order to implement a strategic transaction as discussed above raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As the Company continues to pursue a strategic transaction, it will assess the impact of such a transaction on its ability to continue as a going concern in future periods.
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

Reorganization Items
The Company's reorganization items and fresh start accounting adjustments consist of the following (in thousands):

	Successor		Predecessor
	For the Three Months Ended September 30, 2018	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Gain on cancellation of corporate debt	$—	$—	$556,937
Less: issuance of new equity to Convertible and Senior Noteholders	—	—	153,764
Net gain on cancellation of corporate debt	—	—	403,173
Less:
Legal and professional fees (1)	2,123	2,123	12,461
Other expenses	493	603	3,378
Total expenses	2,616	2,726	15,839
Total reorganization items	(2,616)	(2,726)	387,334
Fresh start accounting adjustments	—	—	77,229
Reorganization items and fresh start accounting adjustments	$(2,616)	$(2,726)	$464,563
__________

(1)	Professional fees are directly related to the reorganization.
The Company made cash payments for reorganization items of $1.7 million, $11.8 million and $5.7 million during the three months ended September 30, 2018, the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively.
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
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount excludes interest that would have been accrued subsequent to November 30, 2017. Interest expense reported on the consolidated statements of comprehensive income (loss) for the period from January 1, 2018 through February 9, 2018 excludes $5.9 million of interest on the Senior Notes and Convertible Notes that otherwise would have been accrued for the period.

On the Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants, as applicable. Refer to Note 21 for additional information.

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
On January 17, 2018, the Company agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. The Company used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. During June 2018, under an agreement similar to the NRM Flow and Bulk Agreement, the Company agreed to sell to New Penn Financial, which became an affiliate of NRM when acquired by NRM on July 3, 2018, MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $4.7 billion as of the sale date, with servicing released, and received approximately $56.7 million in cash proceeds from NRM as partial consideration for the MSR sale. Since entering into the NRM Flow and Bulk Agreement and through September 30, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement and a similar agreement, the Company has sold MSR to NRM relating to mortgage loans having an aggregate unpaid principal balance of $75.8 billion as of the applicable closing dates of such transactions. As of September 30, 2018, the Company has received $397.1 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that are expected to be paid to the Company over time. For the nine months ended September 30, 2018, the Company received $29.8 million in net cash proceeds relating to these holdback amounts and at September 30, 2018 and December 31, 2017 had a servicing rights holdback receivable, net from NRM of $16.9 million and $31.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.
The Company also transferred MSR to NRM under flow transactions relating to mortgage loans consisting entirely of co-issue loans with an aggregate unpaid principal balance of $2.5 billion and $469.5 million for the periods from February 10, 2018 through September 30, 2018 and from January 1, 2018 through February 9, 2018, respectively. For the nine months ended September 30, 2017, the Company transferred MSR to NRM under flow transactions relating to mortgage loans with an aggregate unpaid principal balance of $6.1 billion, which included co-issue loans with an aggregate unpaid principal balance of $4.9 billion. These transfers included recapture activities of generally non-NRM portfolio serviced loans with an aggregate unpaid balance of $1.2 billion and $236.9 million for the periods from February 10, 2018 through September 30, 2018 and from January 1, 2018 through February 9, 2018, respectively. In addition, these transfers generated revenues of $9.8 million and $14.4 million for the three months ended September 30, 2018 and 2017, respectively, and $23.5 million, $3.8 million and $50.2 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss).
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
Non-Residual Trusts
During the period from February 10, 2018 through September 30, 2018, the counterparty under the Clean-up Call Agreement for the Non-Residual Trusts fulfilled its obligation for the mandatory clean-up call on four of the remaining trusts by making payments to the trust totaling $181.4 million, at which point the counterparty took control of the remaining collateral in the trust, including loans and REO with a carrying value of $159.3 million and $0.6 million, respectively. The trusts were then deconsolidated. As a result of the counterparty exercising its clean-up call obligation and the deconsolidation of the trusts, the trusts recognized gains of $11.2 million and $18.4 million during the three months ended September 30, 2018 and for the period from February 10, 2018 through September 30, 2018, respectively, which are included in other gains (losses) on the consolidated statements of comprehensive income (loss). Additionally, the Company expensed $10.5 million, $17.3 million and $0.5 million of the Clean-up Call Agreement inducement fee for the three months ended September 30, 2018, for the period from February 10, 2018 through September 30, 2018 and for the period from January 1, 2018 through February 9, 2018, respectively, which is included in general and administrative expenses on the consolidated statements of comprehensive income (loss). The Clean-up Call Agreement inducement fee had a remaining balance of $11.5 million at September 30, 2018, which is included in other assets on the consolidated balance sheet.
Residual Trusts
Subsequent to the quarter ended September 30, 2018, the Company sold its residual interests in the four consolidated Residual Trusts for $45.3 million in cash proceeds. The Company will continue to service the related assets.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of the consolidated VIEs (in thousands):

	Successor
	September 30, 2018
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$11,892	$3,860	$7,431	$—	$23,183
Residential loans at fair value (1)	279,320	122,109	—	—	401,429
Receivables, net	—	2,457	—	786	3,243
Servicer and protective advances, net	—	—	249,016	—	249,016
Other assets	127,076	460	1,393	15,690	144,619
Total assets	$418,288	$128,886	$257,840	$16,476	$821,490

Liabilities
Payables and accrued liabilities	$50,247	$—	$408	$—	$50,655
Servicing advance liabilities	—	—	226,591	—	226,591
Mortgage-backed debt (1)	359,989	136,135	—	—	496,124
Total liabilities	$410,236	$136,135	$226,999	$—	$773,370
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

The following table presents the carrying amount of the Company’s net assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
Successor
September 30, 2018	$370,104	$13,338	$—	$383,442	$30,057,916

Predecessor
December 31, 2017	$385,744	$30,762	$(32)	$416,474	$36,274,449
At September 30, 2018 and December 31, 2017, 2.5% and 2.9%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Cash proceeds received from sales, net of fees	$3,435,922	$3,985,471	$7,491,819	$1,415,435	$13,789,344
Servicing fees collected (1)	25,146	30,668	69,559	13,884	91,034
Repurchases of previously sold loans (2)	32,034	36,401	81,628	14,948	67,413
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continuing involvement with mortgage loans that have been sold with servicing rights retained.

(2)
Includes Ginnie Mae buyout loans of $28.5 million and $32.9 million for the three months ended September 30, 2018 and 2017, respectively, and $75.3 million, $14.2 million and $58.2 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

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

At September 30, 2018, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $7.3 billion and $7.6 billion, respectively.
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

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Level 2
Assets
Mortgage loans held for sale	$660,960	$588,485
Freestanding derivative instruments	5,652	2,757
Level 2 assets	$666,612	$591,242
Liabilities
Freestanding derivative instruments	$900	$981
Servicing rights related liabilities	—	32
Level 2 liabilities	$900	$1,013

Level 3
Assets
Reverse loans	$8,901,204	$9,789,444
Mortgage loans related to Non-Residual Trusts	122,109	301,435
Mortgage loans related to Residual Trusts and other loans held for investment (1)	285,610	—
Mortgage loans held for sale	62	68
Charged-off loans	47,825	45,800
Receivables related to Non-Residual Trusts	2,457	5,608
Servicing rights carried at fair value	658,122	714,774
Freestanding derivative instruments (IRLCs)	13,549	26,637
Level 3 assets	$10,030,938	$10,883,766
Liabilities
Freestanding derivative instruments (IRLCs)	$541	$269
Mortgage-backed debt related to Non-Residual Trusts	136,135	348,682
Mortgage-backed debt related to Residual Trusts (1)	359,989	—
HMBS related obligations	7,810,508	9,175,128
Level 3 liabilities	$8,307,173	$9,524,079
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

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	Successor
	For the Three Months Ended September 30, 2018
	Fair Value July 1, 2018	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales and Other	Originations / Issuances	Settlements	Fair Value September 30, 2018
Assets
Reverse loans	$9,151,736	$88,620	$—	$—	$61,305	$(400,457)	$8,901,204
Mortgage loans related to Non-Residual Trusts (1)	232,250	3,663	—	(105,092)	—	(8,712)	122,109
Mortgage loans related to Residual Trusts and other loans held for investment	293,952	(1,585)	—	—	—	(6,757)	285,610
Mortgage loans held for sale	64	1	—	—	—	(3)	62
Charged-off loans (2)	45,771	11,766	—	—	—	(9,712)	47,825
Receivables related to Non-Residual Trusts	2,143	1,038	—	—	—	(724)	2,457
Servicing rights carried at fair value	633,125	(22,728)	54	10,073	37,598	—	658,122
Freestanding derivative instruments (IRLCs)	19,861	(6,293)	—	—	—	(19)	13,549
Total assets	$10,378,902	$74,482	$54	$(95,019)	$98,903	$(426,384)	$10,030,938

Liabilities
Freestanding derivative instruments (IRLCs)	$(503)	$(38)	$—	$—	$—	$—	$(541)
Mortgage-backed debt related to Non-Residual Trusts	(263,234)	(588)	—	—	—	127,687	(136,135)
Mortgage-backed debt related to Residual Trusts	(370,010)	(880)	—	—	—	10,901	(359,989)
HMBS related obligations	(8,294,703)	(66,007)	—	—	(68,034)	618,236	(7,810,508)
Total liabilities	$(8,928,450)	$(67,513)	$—	$—	$(68,034)	$756,824	$(8,307,173)
__________

(1)
Sales and other for mortgage loans related to Non-residual Trusts represents loans transferred to the counterparty under the Clean-up Call Agreement upon the counterparty's exercise of the mandatory clean-up call on the remaining trusts. Refer to Note 5 and Note 23 for further information.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $5.6 million during the three months ended September 30, 2018.

	Predecessor
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

	Successor
	For the Period From February 10, 2018 Through September 30, 2018
	Fair Value February 10, 2018	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales and Other	Originations / Issuances	Settlements	Fair Value September 30, 2018
Assets
Reverse loans	$9,702,263	$179,481	$—	$(210,173)	$165,769	$(936,136)	$8,901,204
Mortgage loans related to Non-Residual Trusts (1)	299,790	14,161	—	(159,344)	—	(32,498)	122,109
Mortgage loans related to Residual Trusts and other loans held for investment	304,051	(710)	—	—	—	(17,731)	285,610
Mortgage loans held for sale	67	22	—	—	—	(27)	62
Charged-off loans (2)	50,299	22,087	—	—	—	(24,561)	47,825
Receivables related to Non-Residual Trusts	4,730	330	—	—	—	(2,603)	2,457
Servicing rights carried at fair value	688,466	(39,523)	64	(54,431)	63,546	—	658,122
Freestanding derivative instruments (IRLCs)	24,460	(10,872)	—	—	—	(39)	13,549
Total assets	$11,074,126	$164,976	$64	$(423,948)	$229,315	$(1,013,595)	$10,030,938

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,023)	$2,482	$—	$—	$—	$—	$(541)
Mortgage-backed debt related to Non-Residual Trusts	(344,002)	(6,011)	—	—	—	213,878	(136,135)
Mortgage-backed debt related to Residual Trusts	(390,152)	1,331	—	—	—	28,832	(359,989)
HMBS related obligations	(8,913,052)	(157,717)	—	—	(192,048)	1,452,309	(7,810,508)
Total liabilities	$(9,650,229)	$(159,915)	$—	$—	$(192,048)	$1,695,019	$(8,307,173)
__________

(1)
Sales and other for mortgage loans related to Non-residual Trusts represents loans transferred to the counterparty under the Clean-up Call Agreement upon the counterparty's exercise of the mandatory clean-up call on the remaining trusts. Refer to Note 5 and Note 23 for further information.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $7.6 million during the period from February 10, 2018 through September 30, 2018.

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
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates and discount rates, of $5.7 million during the period from January 1, 2018 through February 9, 2018

	Predecessor
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

All gains and losses on assets and liabilities measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy, with the exception of gains and losses on mortgage loans held for sale, charged-off loans, IRLCs, and servicing rights carried at fair value, are recognized in either other net fair value gains (losses) or net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Gains and losses related to charged-off loans are recorded in other revenues, while gains and losses relating to IRLCs and mortgage loans held for sale are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The change in fair value of servicing rights carried at fair value are recorded in net servicing revenue and fees on the consolidated statements of comprehensive income (loss). Total gains and losses included above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
The Company’s Valuation Committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The Valuation Committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance. The Valuation Committee also reviews related available market data. Fair value adjustments relating to the adoption of fresh start accounting are discussed in more detail in Note 3.
The following is a description of the methods used to estimate the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2 or 3 within the fair value hierarchy. The Company’s valuations consider assumptions that it believes a market participant would consider in valuing the assets and liabilities, the most significant of which are disclosed below. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuations for recent historical experience, as well as for current and expected relevant market conditions.

Residential loans

•
Reverse loans, mortgage loans related to Non-Residual Trusts, mortgage loans related to Residual Trusts and other loans held for investment, and charged-off loans — These loans are not traded in an active, open market with readily observable prices. Accordingly, the Company estimates fair value using Level 3 unobservable market inputs. The estimated fair value is based on the net present value of projected cash flows over the estimated life of the loans. The discount rate assumption for these assets considers, as applicable, collateral and credit risk characteristics of the loans, collection rates, current market interest rates, expected duration, and current market yields.

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

	Successor		Predecessor
	September 30, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)
Assets
Reverse loans
Weighted-average remaining life in years (2)	0.1 - 9.8	3.4	0.3 - 10.2	3.5	0.3 - 10.2	3.8
Conditional repayment rate (3)	12.71% - 71.78%	33.00%	12.61% - 71.68%	34.43%	12.61% - 71.68%	30.23%
Discount rate	2.94% - 4.23%	3.69%	2.79% - 4.17%	3.59%	3.05% - 4.17%	3.60%
Mortgage loans related to Non-Residual Trusts
Conditional prepayment rate (4)	2.07% - 2.48%	2.28%	1.99% - 2.51%	2.30%	2.08% - 2.53%	2.34%
Conditional default rate (4)	1.19% - 4.17%	2.02%	1.05% - 4.70%	2.55%	1.01% - 4.97%	2.61%
Loss severity	85.23% - 100.00%	95.85%	96.30% - 100.00%	99.79%	90.60% - 100.00%	99.46%
Discount rate	8.32%	8.32%	8.32%	8.32%	8.32%	8.32%
Mortgage loans related to Residual Trusts and other loans held for investment
Conditional prepayment rate (4)	2.84% - 3.73%	3.24%	2.66% - 3.57%	3.06%	—	—
Conditional default rate (4)	4.04% - 5.03%	4.39%	4.13% - 5.32%	4.53%	—	—
Loss severity	26.00% - 33.00%	29.20%	27.00% - 30.00%	28.25%	—	—
Discount rate	8.25%	8.25%	8.25%	8.25%	—	—
Mortgage loans held for sale
Conditional prepayment rate (4)	4.81%	4.81%	4.81%	4.81%	4.81%	4.81%
Conditional default rate (4)	2.46%	2.46%	2.46%	2.46%	2.46%	2.46%
Loss severity	99.40%	99.40%	99.40%	99.40%	99.40%	99.40%
Discount rate	9.80%	9.80%	9.80%	9.80%	9.80%	9.80%
Charged-off loans
Collection rate	3.62% - 5.26%	3.70%	3.42% - 6.05%	3.55%	2.84% - 4.47%	2.92%
Discount rate	28.00%	28.00%	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts
Conditional prepayment rate (4)	2.35% - 2.48%	2.44%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate (4)	1.32% - 4.17%	2.92%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	83.32% - 100.00%	96.20%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value
Weighted-average remaining life in years (2)	2.2 - 7.5	5.5	2.4 - 7.5	5.9	2.4 - 7.1	5.6
Discount rate	9.63% - 13.11%	10.91%	9.63% - 14.62%	11.70%	9.91% - 14.97%	11.92%
Conditional prepayment rate (4)	5.13% - 25.27%	10.40%	6.07% - 27.00%	9.70%	6.80% - 25.85%	11.10%
Conditional default rate (4)	0.08% - 4.44%	0.76%	0.09% - 10.22%	0.90%	0.06% - 3.20%	0.91%
Cost to service	$62 - $1,260	$123	$62 - $1,260	$137	$62 - $1,260	$136
Interest rate lock commitments
Loan funding probability	11.53% - 100.00%	65.08%	1.00% - 100.00%	62.49%	1.00% - 100.00%	62.97%
Fair value of initial servicing rights multiple (5)	0.01 - 6.92	3.29	0.02 - 5.64	2.79	0.01 - 5.24	2.74

	Successor		Predecessor
	September 30, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)
Liabilities
Interest rate lock commitments
Loan funding probability	38.00% - 100.00%	81.11%	14.19% - 100.00%	82.62%	33.64% - 100.00%	84.76%
Fair value of initial servicing rights multiple (5)	0.11 - 6.64	3.89	0.08 - 5.86	3.39	0.24 - 4.92	3.32
Mortgage-backed debt related to Non-Residual Trusts
Conditional prepayment rate (4)	2.35% - 2.48%	2.44%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate (4)	1.32% - 4.17%	2.92%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	83.32% - 100.00%	96.20%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Mortgage-backed debt related to Residual Trusts
Conditional prepayment rate (4)	2.84% - 3.73%	3.24%	2.66% - 3.57%	3.06%	—	—
Conditional default rate (4)	4.04% - 5.03%	4.39%	4.13% - 5.32%	4.53%	—	—
Loss severity	26.00% - 33.00%	29.20%	27.00% - 30.00%	28.25%	—	—
Discount rate	6.00%	6.00%	6.00%	6.00%	—	—
HMBS related obligations
Weighted-average remaining life in years (2)	0 - 7.4	3.2	0.2 - 10.1	3.6	0.4 - 7.8	3.7
Conditional repayment rate (3)	13.00% - 86.97%	35.52%	12.61% - 71.68%	34.45%	12.90% - 86.87%	32.07%
Discount rate	2.94% - 3.95%	3.49%	2.80% - 4.21%	3.60%	3.02% - 3.98%	3.45%
__________

(1)
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

(2)
Represents the remaining weighted-average life of the related unpaid principal balance or balance outstanding of the underlying collateral adjusted for assumptions for conditional repayment rate, conditional prepayment rate and conditional default rate, as applicable.

(3)	Conditional repayment rate includes assumptions for both voluntary and involuntary rates as well as assumptions for the assignment of HECMs to HUD, in accordance with obligations as servicer.

(4)	Voluntary and involuntary prepayment rates have been presented as conditional prepayment rate and conditional default rate, respectively.

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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	Successor		Predecessor
	September 30, 2018		December 31, 2017
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$8,901,204	$8,665,653	$9,789,444	$9,460,616
Mortgage loans held for sale (1)	661,022	641,169	588,553	567,492
Mortgage loans related to Non-Residual Trusts	122,109	135,947	301,435	344,421
Mortgage loans related to Residual Trusts and other loans held for investment (2)	285,610	321,323	—	—
Charged-off loans	47,825	2,237,684	45,800	2,333,820
Total	$10,017,770	$12,001,776	$10,725,232	$12,706,349

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$136,135	$143,518	$348,682	$353,262
Mortgage-backed debt related to Residual Trusts (2)	359,989	359,013	—	—
HMBS related obligations (3)	7,810,508	7,452,818	9,175,128	8,743,700
Total	$8,306,632	$7,955,349	$9,523,810	$9,096,962
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 16 for additional information.

(2)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

(3)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $0.9 million and a loss severity rate of 90.8% at September 30, 2018, and no fair value at December 31, 2017 as a result of severity rates being greater than 100%. These loans have an unpaid principal balance of $9.8 million and $22.2 million at September 30, 2018 and December 31, 2017, respectively. Mortgage loans related to Residual Trusts that are 90 days or more past due had an unpaid principal balance of $26.6 million at September 30, 2018. Mortgage loans held for sale that are 90 days or more past due had an unpaid principal balance of $5.5 million and $10.1 million at September 30, 2018 and December 31, 2017, respectively. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $195.4 million and $116.6 million at September 30, 2018 and December 31, 2017, respectively. In addition, the Company had loans that were in the process of foreclosure of $316.2 million and $489.0 million at September 30, 2018 and December 31, 2017, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included within other assets on the consolidated balance sheets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in the valuation. The increase in real estate owned results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and the Company determined collection of substantially all of the sales price is not yet probable.

The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

	Successor		Predecessor
	September 30, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net
Loss severity (1)	0.00% - 53.78%	7.11%	0.00% - 68.66%	7.54%	0.00% - 78.76%	6.16%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.
The Company held real estate owned, net in the Servicing and Reverse Mortgage segments and the Corporate and Other non-reportable segment of $129.2 million, $65.8 million and $0.4 million, respectively, at September 30, 2018 and $13.7 million, $101.8 million and $1.1 million, respectively, at December 31, 2017. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.
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

		Successor		Predecessor
		September 30, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)(2)	Level 3	$7,159	$6,917	$443,056	$432,518
Servicer and protective advances, net	Level 3	467,694	425,628	813,433	778,007

Financial liabilities (1)
Servicing advance liabilities (3)	Level 3	225,567	226,591	478,838	483,462
Corporate debt (4)(5)	Level 2	1,202,998	1,183,669	1,994,411	1,553,076
Mortgage-backed debt carried at amortized cost (2)	Level 3	—	—	387,200	391,539
__________

(1)	Excludes loans subject to repurchase from Ginnie Mae and the related liability.

(2)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

(3)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(4)	At December 31, 2017, the carrying amount of corporate debt is net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheet.

(5)	Includes liabilities subject to compromise with a carrying value of $781.1 million and an estimated fair value of $358.8 million at December 31, 2017.
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
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Realized gains on sales of loans	$684	$19,186	$20,035	$3,582	$127,954
Change in unrealized gains on loans held for sale	(4,342)	(828)	2,892	(9,343)	12,784
Gains (losses) on interest rate lock commitments	(6,330)	3,140	(8,389)	(4,926)	(16,438)
Gains (losses) on forward sales commitments	7,023	(9,544)	(6,829)	24,570	(32,950)
Gains (losses) on MBS purchase commitments	(2,058)	(4,034)	12,670	(872)	(6,252)
Capitalized servicing rights	47,413	58,814	87,062	13,227	110,204
Provision for repurchases	(1,446)	(1,846)	(3,814)	(729)	(5,644)
Interest income	6,304	8,156	15,271	2,298	28,581
Other	36	(31)	106	156	(325)
Net gains on sales of loans	$47,284	$73,013	$119,004	$27,963	$217,914

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Interest income on reverse loans	$106,277	$113,519	$276,749	$47,116	$340,465
Change in fair value of reverse loans	(17,657)	(66,121)	(97,268)	(15,640)	(177,886)
Net fair value gains on reverse loans	88,620	47,398	179,481	31,476	162,579

Interest expense on HMBS related obligations (1)	(86,365)	(99,153)	(228,336)	(40,427)	(302,879)
Change in fair value of HMBS related obligations	20,358	53,565	70,619	19,527	164,684
Net fair value losses on HMBS related obligations	(66,007)	(45,588)	(157,717)	(20,900)	(138,195)
Net fair value gains on reverse loans and related HMBS obligations	$22,613	$1,810	$21,764	$10,576	$24,384
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.
8. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	Successor			Predecessor
	September 30, 2018			December 31, 2017
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,183,055	$13,549	$541	$1,509,712	$26,637	$269
Forward sales commitments	1,926,077	5,264	636	1,724,500	2,224	903
MBS purchase commitments	530,500	388	264	298,000	533	78
Total derivative instruments		$19,201	$1,441		$29,394	$1,250
Cash margin		$140	$4,860		$—	$1,533
Derivative positions subject to netting arrangements include all forward sale commitments, MBS purchase commitments, and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparties, the total net settlement amount as it relates to these positions were asset positions of $1.7 million and $0.9 million, and liability positions of $1.5 million and $0.6 million, at September 30, 2018 and December 31, 2017, respectively.
During the fourth quarter of 2017, the Company terminated the previously disclosed master netting arrangements with two counterparties and entered into a new master netting arrangement associated with an existing master repurchase agreement amended under the DIP Warehouse Facilities. On February 9, 2018, upon the Effective Date of the Prepackaged Plan the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities, whereupon the master repurchase agreement amended under the DIP Warehouse Facilities continues to provide financing for the origination business. This new master netting arrangement allows for periodic offsetting of derivative positions and margins of two of the Company's counterparties against amounts associated with the Exit Warehouse Facilities. The Company had aggregate net derivative asset positions with the two counterparties of $0.2 million and $0.4 million at September 30, 2018 and December 31, 2017, respectively. Refer to Note 16 for additional information regarding the Exit Warehouse Facilities.
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
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Unpaid principal balance (1)	$396,639	$1,021,172
Unamortized discounts and other cost basis adjustments, net (2)	(5,963)	(29,371)
Allowance for loan losses	(920)	(6,347)
Residential loans at amortized cost, net (3)	$389,756	$985,454
__________

(1)	Includes loans subject to repurchase from Ginnie Mae of $382.6 million and $542.4 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $0.1 million and $4.5 million of accrued interest receivable at September 30, 2018 and December 31, 2017, respectively.

(3)
Includes $561.0 million of mortgage loans that are not related to consolidated VIEs at December 31, 2017. The balance at September 30, 2018 does not include any mortgage loans related to consolidated VIEs.

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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	Successor		Predecessor
	September 30, 2018		December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	679,376	$71,253,770	854,292	$93,599,077
Capitalized subservicing (1)	25,251	2,753,927	29,681	3,242,241
Subservicing	737,806	102,988,969	712,040	99,500,678
Total third-party servicing portfolio	1,442,433	176,996,666	1,596,013	196,341,996
On-balance sheet residential loans and real estate owned	66,916	10,357,963	82,480	11,522,817
Total servicing portfolio	1,509,349	$187,354,629	1,678,493	$207,864,813
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the aggregate benefits from the contract are greater than adequate compensation for performing the servicing.

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments and, beginning in March 2018, the Corporate and Other non-reportable segment (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Servicing fees	$93,000	$119,253	$243,974	$52,855	$381,800
Incentive and performance fees	13,935	12,807	33,118	6,019	44,756
Ancillary and other fees (1)	17,419	20,783	47,744	7,335	66,038
Servicing revenue and fees	124,354	152,843	324,836	66,209	492,594
Change in fair value of servicing rights	(22,774)	(82,796)	(39,657)	64,663	(203,026)
Amortization of servicing rights (2)(3)	(1,542)	(5,018)	(6,689)	(2,187)	(19,969)
Change in fair value of servicing rights related liabilities	—	—	—	—	(62)
Net servicing revenue and fees	$100,038	$65,029	$278,490	$128,685	$269,537
_________

(1)
Includes late fees of $12.3 million and $14.2 million for the three months ended September 30, 2018 and 2017, respectively, and $34.2 million, $5.1 million and $44.7 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

(2)
Includes amortization of a servicing liability of $1.3 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.2 million, $0.6 million and $3.2 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

(3)
Includes impairment of servicing rights and a servicing liability of $0.1 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million, $1.6 million and $14.8 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through September 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Nine Months Ended September 30, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$57,148	$4,542	$54,466	$4,011	$74,621	$5,505
Fresh start accounting adjustment	—	—	4,221	1,211	—	—
Amortization (1)	(6,912)	(1,012)	(944)	(148)	(7,184)	(1,147)
Impairment (2)	(293)	(363)	(595)	(532)	(10,644)	—
Disposals	(504)	—	—	—	—	—
Balance at end of the period	$49,439	$3,167	$57,148	$4,542	$56,793	$4,358
__________

(1)
Includes amortization of servicing rights for the mortgage loan class and reverse loan class of $2.4 million and $0.4 million, respectively, for the three months ended September 30, 2018 and $2.0 million and $0.4 million, respectively, for the three months ended September 30, 2017.

(2)
Includes impairment of servicing rights related to the mortgage loan class of $1.6 million for the three months ended September 30, 2017 and impairment of servicing rights related to the reverse loan class of $0.1 million for the three months ended September 30, 2018.

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $65.5 million and $3.3 million, respectively, at September 30, 2018, and $59.7 million and $4.8 million, respectively, at December 31, 2017. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	Successor		Predecessor
	September 30, 2018		February 9, 2018		December 31, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.5	2.7	4.5	2.7	4.5	2.8
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	5.28%	N/A	5.34%	N/A	5.91%	N/A
Conditional default rate (2)	2.22%	N/A	2.48%	N/A	2.45%	N/A
Conditional repayment rate (3)	N/A	38.18%	N/A	36.68%	N/A	36.01%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Balance at beginning of the period	$633,125	$870,758	$688,466	$714,774	$949,593
Purchases	63	36	143	—	555
Servicing rights capitalized upon sales of loans	49,931	69,266	93,727	14,493	122,562
Sales	(2,213)	(48,434)	(84,478)	(105,457)	(60,854)
Other	(10)	—	(79)	(7)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	2,140	(51,539)	27,215	78,132	(103,820)
Other changes in fair value (2)	(24,914)	(31,257)	(66,872)	(13,469)	(99,206)
Total change in fair value	(22,774)	(82,796)	(39,657)	64,663	(203,026)
Balance at end of the period	$658,122	$808,830	$658,122	$688,466	$808,830
__________

(1)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.

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
The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	Successor			Predecessor
	September 30, 2018			December 31, 2017
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	10.91%	$(25,370)	$(48,940)	11.92%	$(29,892)	$(57,517)
Weighted-average conditional prepayment rate	10.40%	(20,964)	(40,428)	11.10%	(27,261)	(52,551)
Weighted-average conditional default rate	0.76%	(30,604)	(61,801)	0.91%	(31,610)	(63,832)
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

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Weighted-average life in years	5.6	6.1	5.8	6.3	6.4
Weighted-average discount rate	12.19%	14.71%	13.31%	14.75%	14.20%
Weighted-average conditional prepayment rate	11.30%	10.36%	10.71%	8.74%	9.14%
Weighted-average conditional default rate	0.97%	0.42%	0.98%	0.92%	0.44%

11. Goodwill and Intangible Assets, Net
Goodwill and intangible assets of the Predecessor were recorded in connection with various business combinations. Goodwill and intangible assets of the Successor were recorded in connection with fresh start accounting. Refer to Note 3 for further information on fresh start accounting.
Goodwill
The table below sets forth the activity in goodwill, which relates entirely to the Originations segment (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Balance at beginning of the period (1)	$8,960	$47,747
Fresh start accounting adjustment (2)	—	(38,787)
Impairment	(8,960)	—
Balance at end of the period (3)	$—	$8,960
__________

(1)
There were accumulated impairment losses of $470.6 million and $138.8 million relating to the Servicing and Reverse Mortgage segments, respectively, at December 31, 2017. These accumulated impairment losses were reset in connection with the adoption of fresh start accounting.

(2)
In connection with the adoption of fresh start accounting, the Company revalued goodwill to its estimated fair value at February 9, 2018. This resulted in a reduction to goodwill totaling $38.8 million at February 9, 2018 as further described in Note 3.

(3)	There were accumulated impairment losses of $9.0 million relating to the Originations segment at September 30, 2018.
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
Intangible Assets, Net
Amortization expense associated with intangible assets was $3.9 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $10.3 million, $0.2 million and $2.7 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

Intangible assets, net consist of the following (in thousands):

	Successor				Predecessor
	September 30, 2018				December 31, 2017
	Gross Carrying Amount (1)	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Institutional and customer relationships	$24,000	$(9,920)	$—	$14,080	$41,041	$(30,793)	$(6,340)	$3,908
Trademarks and trade names (2)	20,000	—	(2,000)	18,000	10,000	(4,780)	(395)	4,825
Other	650	(379)	—	271	—	—	—	—
Total intangible assets	$44,650	$(10,299)	$(2,000)	$32,351	$51,041	$(35,573)	$(6,735)	$8,733
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
Institutional and customer relationships and other intangible assets are being amortized over a weighted-average period of 3.2 years and 1.0 year, respectively, subsequent to the adoption of fresh start accounting on February 10, 2018. Based on the balance of these definite-lived intangible assets, net at September 30, 2018, the following is an estimate of amortization expense for the remainder of 2018 and for each of the next four years (in thousands):

Successor
Amortization Expense (1)
For the remainder of 2018	$3,883
2019	7,545
2020	2,591
2021	320
2022	12
Total	$14,351
__________

(1)	Excludes $18.0 million relating to trade names that were determined to have an indefinite useful life.
During the first quarter of 2018, the Company recorded an impairment charge of $1.0 million related to the trade names of the Servicing reporting unit, and during the second quarter of 2018, the Company recorded an impairment charge of $1.0 million related to the trade names of the Originations reporting unit. The Company tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance. Based on the testing results, it was determined that the carrying value of the intangible assets was not fully recoverable and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. The Company primarily used the income approach to determine the fair value of the intangible assets and calculate the amount of impairment.
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

12. Premises and Equipment, Net
Premises and equipment, net consist of the following (dollars in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Computer software	$71,855	$246,271
Leasehold improvements and other	6,789	12,699
Computer hardware	2,154	33,154
Assets in development	2,549	2,008
Furniture and fixtures	521	7,812
Total premises and equipment	83,868	301,944
Less: accumulated depreciation and amortization	(13,364)	(251,731)
Premises and equipment, net	$70,504	$50,213
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
The Company recorded depreciation and amortization expense for premises and equipment of $6.7 million and $9.2 million for the three months ended September 30, 2018 and 2017, respectively, and $13.4 million, $3.6 million and $28.0 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively. These amounts included amortization expense for computer software of $5.9 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively, and $11.2 million, $3.2 million and $23.2 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively. Unamortized computer software costs were $60.7 million and $38.7 million at September 30, 2018 and December 31, 2017, respectively.
13. Other Assets
Other assets consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Real estate owned, net (1)	$195,407	$116,553
Derivative instruments	19,201	29,394
Deposits	19,181	2,432
Prepaid expenses	16,376	26,834
Clean-up Call Agreement inducement fee	11,502	29,256
Deferred debt issuance costs	6,303	21,341
Other	2,286	9,785
Total other assets	$270,256	$235,595
_________

(1)
The adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and the Company determined collection of substantially all of the sales price is not yet probable. This resulted in an increase to real estate owned and a real estate owned deposit obligation.

In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to other assets totaling $3.3 million at February 9, 2018, as further described in Note 3.

14. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Loans subject to repurchase from Ginnie Mae	$382,597	$542,398
Curtailment liability	144,149	140,905
Accounts payable and accrued liabilities	118,465	129,731
Real estate owned deposit obligations (1)	49,643	—
Employee-related liabilities	40,669	52,097
Loan repurchase obligation	30,973	31,704
Originations liability	22,476	25,613
Servicing rights and related advance purchases payable	14,634	14,923
Accrued interest payable	14,901	33,322
Uncertain tax positions	6,112	5,601
Other	40,328	44,006
Subtotal	864,947	1,020,300
Less: Liabilities subject to compromise (2)	—	25,807
Total payables and accrued liabilities	$864,947	$994,493
__________

(1)
The adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and the Company determined collection of substantially all of the sales price is not yet probable. This resulted in a higher real estate owned balance and a real estate owned deposit obligation.

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

The following table presents the current period activity in the accrued exit liability resulting from each of the 2016 and Prior Actions, 2017 Actions and 2018 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	Successor
	For the Period From February 10, 2018 Through September 30, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at February 10, 2018	$472	$14,837	$616	$15,925
Charges
Severance and related costs (1)	30	109	6,377	6,516
Office closures and other costs (1)	(107)	369	—	262
Total charges, net	(77)	478	6,377	6,778
Cash payments or other settlements
Severance and related costs	(97)	(1,464)	(4,164)	(5,725)
Office closures and other costs	(242)	(2,614)	—	(2,856)
Total cash payments or other settlements	(339)	(4,078)	(4,164)	(8,581)
Balance at September 30, 2018	$56	$11,237	$2,829	$14,122

Cumulative charges incurred
Severance and related costs	26,983	9,240	7,004	43,227
Office closures and other costs	10,358	13,802	—	24,160
Total cumulative charges incurred	$37,341	$23,042	$7,004	$67,387

Total expected costs to be incurred (2)	$37,341	$23,042	$7,548	$67,931

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at January 1, 2018	$540	$15,955	$—	$16,495
Charges
Severance and related costs (1)	(21)	72	627	678
Office closures and other costs (1)	19	234	—	253
Total charges, net	(2)	306	627	931
Cash payments or other settlements
Severance and related costs	—	(948)	(11)	(959)
Office closures and other costs	(66)	(476)	—	(542)
Total cash payments or other settlements	(66)	(1,424)	(11)	(1,501)
Balance at February 9, 2018	$472	$14,837	$616	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)	Total expected costs for the 2018 Actions could change based on additional actions as determined by management for the remainder of the year.

The following table presents the current period activity for each of the 2016 and Prior Actions, 2017 Actions, and 2018 Actions described above by reportable segment (in thousands):

	Successor
	For the Period From February 10, 2018 Through September 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at February 10, 2018
2016 and Prior Actions	$289	$68	$18	$97	$472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 10, 2018	14,534	128	432	831	15,925
Charges
2016 and Prior Actions (1)	(66)	(41)	30	—	(77)
2017 Actions (1)	421	(8)	(84)	149	478
2018 Actions	2,197	1,976	487	1,717	6,377
Total charges, net	2,552	1,927	433	1,866	6,778
Cash payments or other settlements
2016 and Prior Actions	(215)	(27)	—	(97)	(339)
2017 Actions	(3,167)	(36)	(303)	(572)	(4,078)
2018 Actions	(1,384)	(1,277)	(436)	(1,067)	(4,164)
Total cash payments or other settlements	(4,766)	(1,340)	(739)	(1,736)	(8,581)
Balance at September 30, 2018
2016 and Prior Actions	8	—	48	—	56
2017 Actions	10,972	—	—	265	11,237
2018 Actions	1,340	715	78	696	2,829
Total balance at September 30, 2018	$12,320	$715	$126	$961	$14,122

Total cumulative charges incurred
2016 and Prior Actions	$18,001	$5,590	$7,171	$6,579	$37,341
2017 Actions	19,870	1,541	1,483	148	23,042
2018 Actions	2,724	2,003	514	1,763	7,004
Total cumulative charges incurred	$40,595	$9,134	$9,168	$8,490	$67,387

Total expected costs to be incurred
2016 and Prior Actions	$18,001	$5,590	$7,171	$6,579	$37,341
2017 Actions	19,870	1,541	1,483	148	23,042
2018 Actions (2)	2,922	2,003	518	2,105	7,548
Total expected costs to be incurred	$40,793	$9,134	$9,172	$8,832	$67,931

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at January 1, 2018
2016 and Prior Actions (3)	$348	$77	$18	$97	$540
2017 Actions (3)	14,317	91	483	1,064	15,955
2018 Actions (3)	—	—	—	—	—
Total balance at January 1, 2018 (3)	14,665	168	501	1,161	16,495
Charges
2016 and Prior Actions (1)	(5)	3	—	—	(2)
2017 Actions (1)	289	16	2	(1)	306
2018 Actions	527	27	27	46	627
Total charges, net	811	46	29	45	931
Cash payments or other settlements
2016 and Prior Actions	(54)	(12)	—	—	(66)
2017 Actions	(888)	(63)	(98)	(375)	(1,424)
2018 Actions	—	(11)	—	—	(11)
Total cash payments or other settlements	(942)	(86)	(98)	(375)	(1,501)
Balance at February 9, 2018
2016 and Prior Actions	289	68	18	97	472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 9, 2018	$14,534	$128	$432	$831	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)	Total expected costs for the 2018 Actions could change based on additional actions as determined by management for the remainder of the year.

(3)
Effective January 1, 2018, the Company no longer allocates corporate overhead to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

15. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consist of the following (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Servicing Advance Facilities	$226,591	$421,165
Early Advance Reimbursement Agreement	—	62,297
Total servicing advance liabilities	$226,591	$483,462
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
In connection with the DAAT Facility and DPAT II Facility, Ditech Financial sells and/or contributes the rights to reimbursement for servicer and protective advances to a depositor entity, which then sells and/or contributes such rights to reimbursement to an issuer entity. Each of the issuer and the depositor entities under these facilities is structured as a bankruptcy remote special purpose entity and is the sole owner of its respective assets. Advances made under the DAAT Facility and DPAT II Facility are held in two separate trusts: the existing DAAT, used to hold GSE advances, and DPAT II, used to hold non-GSE advances. These facilities provide funding for servicer and protective advances made in connection with Ditech Financial's servicing of certain Fannie Mae, Freddie Mac and other mortgage loans, and is non-recourse to the Company. These facilities contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company's operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth, minimum liquidity and profitability requirements. In August 2018, the profitability covenants included in the DAAT Facility and the DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ended September 30, 2018, as applicable to the terms of each agreement. Additionally, the liquidity covenants included in the DAAT Facility and the DPAT II Facility were amended to reduce the liquidity requirements for the remaining term of each agreement. Ditech Financial was in compliance with the terms of the DAAT Facility and DPAT II Facility, including financial covenants, at September 30, 2018. In November 2018, the profitability covenants included in the DAAT Facility and the DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ending December 31, 2018.
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
On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities transitioned into the Exit Warehouse Facilities whereupon the Ditech Financial Exit Master Repurchase Agreement and RMS Exit Master Repurchase Agreement amended under the DIP Warehouse Facilities will continue to provide financing for Ditech Financial's origination business and the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the facilities were amended to, among other things, extend the maturity date to February 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25% on originated and purchased residential loans and 3.25% on repurchased HECMs and real estate owned, increase the amount available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion and increase the maximum repayment term for certain repurchased HECMs from 180 days to 365 days. These facilities, together with the DAAT Facility and DPAT II Facility used to fund advances, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the Exit Warehouse Facilities.

On April 23, 2018, RMS entered into an additional master repurchase agreement that provides up to $212.0 million in total capacity, and a minimum of $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. The interest rate on this facility is based on the applicable index rate plus 3.25%. On September 28, 2018, this facility was amended to, among other things, increase the total and committed borrowing capacity by an additional $200.0 million effective October 1, 2018.
At September 30, 2018, $595.4 million of the outstanding borrowings under the master repurchase agreements were secured by $648.3 million in originated and purchased residential loans and $954.2 million of outstanding borrowings were secured by $1.1 billion and $19.7 million in repurchased HECMs and real estate owned, respectively.
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
All of the Company’s master repurchase agreements contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. In August 2018, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenant for the quarter ended September 30, 2018, as applicable to the terms of the agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenants included in each of Ditech Financial's and RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement. The Company's subsidiaries were in compliance with the terms of these agreements, including financial covenants, at September 30, 2018. In November 2018, the profitability covenants included in the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending December 31, 2018.
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

17. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	Successor		Predecessor
	September 30, 2018		December 31, 2017
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2018 Term Loan (unpaid principal balance of $1,040,026 at September 30, 2018)	$1,007,460	8.26%	$—	—%
Second Lien Notes (unpaid principal balance of $251,575 at September 30, 2018)	195,538	9.00%	—	—%
2013 Term Loan (unpaid principal balance of $1,229,590 at December 31, 2017)	—	—%	1,214,663	5.31%
Senior Notes (unpaid principal balance of $538,662 at December 31, 2017)	—	—%	538,662	7.875%
Convertible Notes (unpaid principal balance of $242,468 at December 31, 2017)	—	—%	242,468	4.50%
Subtotal	1,202,998		1,995,793
Less: Liabilities subject to compromise (2)	—		781,130
Total corporate debt	$1,202,998		$1,214,663
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	Liabilities subject to compromise consist of the Senior Notes and Convertibles Notes at December 31, 2017. Refer to Note 3 for additional information.
Pre-Bankruptcy Emergence
2013 Credit Agreement
At December 31, 2017, the Company had the 2013 Term Loan in the original principal amount of $1.5 billion and unpaid principal amount of $1.2 billion. The Company also had the 2013 Revolver with a maximum availability of $20.0 million at December 31, 2017, and with $19.5 million outstanding in issued LOCs reducing the amount available on the 2013 Revolver, the Company had $0.5 million in available capacity. The Company's obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of its subsidiaries and secured by substantially all of its assets subject to certain exceptions, the most significant of which were the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that were recorded on the consolidated balance sheets.
Senior Notes
In December 2013, the Company completed the sale of $575.0 million aggregate principal amount of Senior Notes, which paid interest semi-annually at an interest rate of 7.875% and were scheduled to mature on December 15, 2021. The outstanding principal balance of the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of the Senior Notes and related accrued interest of $19.4 million was included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) Mandatorily Convertible Preferred Stock. See below for additional information on the Second Lien Notes and refer to Note 21 for additional information regarding the Mandatorily Convertible Preferred Stock.

Convertible Notes
In October 2012, the Company closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes paid interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and were scheduled to mature on November 1, 2019. The outstanding principal balance of the Convertible Notes was $242.5 million at December 31, 2017. At December 31, 2017, the outstanding balance of Convertible Notes and related accrued interest of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants. Refer to Note 21 for additional information regarding the issuance of common stock and warrants.
Post-Bankruptcy Emergence
2018 Credit Agreement
On February 9, 2018, the Company entered into the 2018 Credit Agreement, which included a $1.2 billion 2018 Term Loan. The 2018 Credit Agreement amended and restated the Company’s 2013 Credit Agreement and was subsequently amended as described below. The 2013 Revolver and issued letters of credit were terminated upon entry into the 2018 Credit Agreement. The Company's obligations under the 2018 Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the assets of the Company subject to certain exceptions, the most significant of which are the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on the Company's consolidated balance sheets. Refer to the Consolidated Variable Interest Entities section of Note 5 for additional information.
The 2018 Term Loan bears interest at a rate equal to, at the Company's option (i) LIBOR plus 6.00%, subject to a LIBOR floor of 1.00% or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, on the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, on the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan matures on June 30, 2022. The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $79.0 million during the period from February 10, 2018 through September 30, 2018 and $110.6 million during the period from January 1, 2018 to February 9, 2018. The outstanding principal balance on the 2018 Term Loan was $1.0 billion at September 30, 2018. The Company is required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
December 2018	$7,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
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
On March 29, 2018, the Company entered into an amendment to the 2018 Credit Agreement to (i) waive the Company’s compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require the Company to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which the Company satisfied during the second quarter of 2018, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into the amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
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
Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	Successor		Predecessor
	September 30, 2018		December 31, 2017
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at fair value (unpaid principal balance of $502,531 and $353,262 at September 30, 2018 and December 31, 2017, respectively)	$496,124	6.15%	$348,682	6.26%
Mortgage-backed debt at amortized cost (unpaid principal balance of $391,208 at December 31, 2017)	—	—%	387,200	6.07%
Total mortgage-backed debt	$496,124	6.15%	$735,882	6.16%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.
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
Total expected compensation expense for the awards granted to Mr. Marano and Mr. Chaturbedi was calculated using a Monte Carlo valuation technique, which considers the probability of all of the possible outcomes of the performance target.
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

During July 2018, the Company granted Tier I or Tier II PSUs to certain employees. Tier I awards totaled 315,882 target PSUs and contain a performance condition based on the achievement of liquidity measures in addition to a service component. The Tier II awards totaled 336,636 target PSUs and contain performance conditions based on the achievement of liquidity measures plus individual performance goals in addition to a service component. For the Tier II awards, the liquidity measure accounts for 60% of the target PSUs while the remaining 40% of the target PSUs are attributable to the individual goals metric, subject to the service component. The measurement date for the liquidity and individual performance goals is December 31, 2018, with an ongoing liquidity requirement for the Tier I awards and the liquidity portion of the Tier II awards. The Tier I and Tier II PSUs vest in equal installments on March 15, 2019, March 15, 2020 and March 15, 2021. The number of shares that ultimately vest will be based on the performance percentages, which can range from 0% to 165% of target for the PSUs relating to the liquidity performance metric and 0% to 100% of target for the PSUs relating to the individual performance metric. The weighted-average grant date fair value of both the Tier I and Tier II PSUs of $5.33 was based on the closing market price of the Company's stock on the grant date. Each PSU has one share of Company common stock underlying such PSU.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures. Share-based compensation expense of $0.6 million, $2.0 million and $0.5 million for the three months ended September 30, 2018, the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss).
20. Income Taxes
The Company calculates income tax expense (benefit) for each interim reporting period based on the estimated annual effective tax rate, which takes into account all expected ordinary activity for the year. The Company recognized income tax benefit of $0.3 million for the three months ended September 30, 2018 and income tax expense of $0.1 million for the period from February 10, 2018 through September 30, 2018. Deferred tax assets have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses.
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
As provided by Section 382 of the Code and similar state tax law provisions, utilization of certain tax attributes may be subject to substantial annual limitations due to an ownership change in the Company. Under the rules, statutorily defined ownership changes may limit the amount of tax attributes that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382 for federal income tax purposes, results from transactions that increase the ownership of statutorily defined 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a testing period, generally three years.
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
21. Equity and Earnings (Loss) Per Share
On the Effective Date, all shares of the Predecessor common stock were canceled and 4,252,500 shares of the Successor common stock, par value $0.01 per share, were issued to the previous shareholders of common stock and the Convertible Noteholders. The Successor common stock was valued based on its initial trading price of $10.25 per share for a total value of $43.6 million. The Company reserved 3,193,750 shares of common stock for issuance under an equity incentive plan.
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
Further, on the Effective Date, the Company issued to the holders of its common stock and the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date. The estimated fair values of the Series A Warrants and Series B Warrants on the Effective Date were determined to be $1.68 and $0.94 per warrant, respectively, and are classified within additional paid-in capital on the consolidated balance sheets.
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
Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Numerator for basic and diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$(36,637)	$(124,133)	$(131,256)	$521,007	$(213,934)

Denominator
Weighted-average common shares outstanding (basic denominator)	5,034	36,714	4,739	37,374	36,555
Effect of dilutive securities:
RSUs	—	—	—	50	—
Weighted-average common shares outstanding (dilutive denominator)	5,034	36,714	4,739	37,424	36,555

The Company’s Mandatorily Convertible Preferred Stock are considered to be participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the three months ended September 30, 2018 and the period from February 10, 2018 through September 30, 2018, no effect is given to the participating securities because they do not share in the losses of the Company.
For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes securities that could potentially dilute earnings per share in the future but have been excluded from the computation of dilutive earnings per share in the periods that the Company has earnings (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Outstanding share-based compensation awards
Stock options (1)	—	3,547	—	3,533	3,547
Restricted stock units	—	327	—	327	327
Assumed conversion of Convertible Notes	—	4,932	—	4,932	4,932
Outstanding Series A and B Warrants	12,994	—	12,994	—	—
__________

(1)
All antidilutive stock options at February 9, 2018 and September 30, 2017 were out-of-the-money. There were no stock options granted during the period from February 10, 2018 through September 30, 2018.

The outstanding Series A and B Warrants are antidilutive when calculating earnings per share when the Company's average stock price is less than $20.63 and $28.25, respectively. Upon exercise of warrants, the Company shall either deliver, against payment of the exercise price, a number of shares of common stock equal to the number of warrants exercised, or, if a cashless exercise is elected, the net share settlement amount of common stock equal to number of shares of common stock calculated by dividing the product of the number of shares of common stock underlying the warrants multiplied by the fair market value less the exercise price, by the fair market value.
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
22. Segment Reporting
Management has organized the Company into three reportable segments, based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collection agency that performs collections of post charge-off deficiency balances for third parties and the Company. Commencing February 1, 2017, an insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.

•	Originations — originates and purchases mortgage loans that are intended for sale to third parties.

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

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenues and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as corporate expenses, in the Corporate and Other non-reportable segment. Intersegment revenues and expenses have been eliminated. Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

	Successor
	For the Three Months Ended September 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$122,851	$53,606	$30,448	$692	$(2,939)	$204,658
Income (loss) before income taxes	16,624	(1,989)	(2,605)	(48,982)	—	(36,952)

	Predecessor
	For the Three Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$90,508	$81,268	$9,083	$181	$(4,396)	$176,644
Income (loss) before income taxes	(57,760)	24,475	(21,695)	(68,698)	—	(123,678)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Corporate and Other non-reportable segment of $1.3 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $0.5 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $2.1 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively.

	Successor
	For the Period From February 10, 2018 Through September 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$327,785	$132,891	$41,076	$1,091	$(8,442)	$494,401
Income (loss) before income taxes	69,270	(22,199)	(43,922)	(134,282)	—	(131,133)

	September 30, 2018
Total assets	$2,296,816	$923,184	$9,120,358	$227,435	$(232,786)	$12,335,007

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$145,551	$29,885	$13,207	$89	$(1,459)	$187,273
Income (loss) before income taxes	69,614	7,977	(1,133)	444,531	—	520,989

	Predecessor
	For the Nine Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Total revenues (1)(2)	$355,714	$242,596	$46,985	$891	$(15,470)	$630,716
Income (loss) before income taxes	(43,247)	64,587	(37,345)	(195,902)	—	(211,907)
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Corporate and Other non-reportable segment of $3.8 million, $0.8 million and $7.5 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively. Included in these amounts are late fees that were waived as an incentive for borrowers refinancing their loans of $1.0 million, $0.3 million and $2.2 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(2)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $5.6 million, $0.9 million and $10.1 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

23. Commitments and Contingencies
Mandatory Clean-Up Call and Letter of Credit Reimbursement Obligation
Historically, the Company was obligated to exercise the mandatory clean-up call obligations assumed as part of a prior agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company was required to call these securitizations when the principal amount of each loan pool fell to 10% or below of the original principal amount. On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty, pursuant to which the Company paid an inducement fee in the amount of $36.5 million to the counterparty. The Clean-up Call Agreement inducement fee, which was deferred and is being amortized as the counterparty executes the clean-up calls per the agreement, had a balance of $11.5 million at September 30, 2018 and is recorded within other assets on the consolidated balance sheets. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. At September 30, 2018, the outstanding advances available for the remaining trusts to be called totaled $2.7 million.
As part of an agreement to service the loans in the original eleven securitization trusts and as a result of the Clean-up Call Agreement, the Company has an obligation to reimburse a third party for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to the two remaining consolidated securitization trusts from July 1, 2017 through each individual call date. The total draws on the LOCs were $11.7 million at September 30, 2018.

Unfunded Commitments
Reverse Mortgage Loans
At September 30, 2018, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $773.8 million and similar commitments on fixed-rate reverse loans of $209.3 million, primarily in the form of undrawn lines-of-credit. The borrowing capacity of $1.0 billion was available to be drawn by borrowers at September 30, 2018. In addition, the Company has other commitments of $23.6 million to fund taxes and insurance on borrowers’ properties to the extent these amounts were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the related loans remain performing.
Mortgage Loans
The Company has short-term commitments to lend $1.2 billion and commitments to purchase loans totaling $18.6 million at September 30, 2018. In addition, the Company had commitments to sell $1.9 billion and purchase $530.5 million in mortgage-backed securities at September 30, 2018.
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
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. Given continued growth in the number and amount of reverse loan repurchases, the Company may continue to seek additional, or expansion of existing, master repurchase or similar agreements, to provide financing capacity for future required loan repurchases, and/or may seek to sell previously repurchased HECMs. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. The Company repurchased $1.1 billion, $257.1 million and $968.5 million in reverse loans and real estate owned from securitization pools during the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively. At September 30, 2018, the Company had cumulatively repurchased reverse loans and real estate owned totaling $1.3 billion with a fair value of $1.2 billion, and had unfunded commitments to repurchase additional reverse loans and real estate owned of $156.8 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount and are expected to peak during 2019. The Company's repurchases of reverse loans and real estate owned are projected to be approximately $508.0 million during the fourth quarter of 2018 and $2.0 billion and $1.0 billion during the years ending December 31, 2019 and 2020, respectively.
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

The Company's representations and warranties are generally not subject to stated limits of exposure, with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2018, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $66.7 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2018, adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The Company’s estimate of the liability associated with representations and warranties exposure was $13.3 million at September 30, 2018, and is included in originations liability as part of payables and accrued liabilities on the consolidated balance sheets.
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $86.2 million at September 30, 2018 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company recorded a provision (benefit), net of expected third-party recoveries, related to the curtailment obligation liability of $(6.9) million and $0.4 million during the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. The Company has potential estimated maximum financial statement exposure for an additional $61.8 million related to similar claims, a portion of which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).
Mortgage Loans
The Company had a curtailment obligation liability of $57.9 million at September 30, 2018 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
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
At September 30, 2018, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $25 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $12 million at September 30, 2018. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On July 13, 2018, the parties entered into a formal settlement agreement to settle the action for $2.95 million, subject to notice to the alleged class and court approval. The court preliminarily approved the settlement and scheduled a final settlement hearing for December 5, 2018. The settlement, if completed, will be paid by the Company's directors’ and officers’ insurance carrier.

A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. The plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the Court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the Court’s denial of the motion to dismiss. On October 17, 2018, the parties entered into a formal settlement agreement to settle the action based on the Company's adoption of certain corporate governance measures. The Company's directors' and officers' insurance carrier has agreed to pay $0.258 million or such smaller amount approved by the court in attorneys’ fees to plaintiff's counsel.
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
Retention Agreements
In October 2018, the Company entered into retention agreements with certain officers and other employees of the Company. For the Company’s executive officers, terms of the retention agreements include that retention payments would be (i) in lieu of any 2018 annual cash bonus that may have otherwise been payable to such officers under the Company’s 2018 incentive compensation program, and/or under any applicable employment agreement between such officer and the Company, (ii) in lieu of certain other outstanding bonus and/or incentive compensation payments that may be earned by certain officers under existing agreements between such officers and the Company and (iii) subject to repayment under certain circumstances as set forth in such agreements. The total amount paid to the Company’s executive officers in October 2018 under their respective retention agreements was $5.9 million in aggregate.
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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, and including matters discussed elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as "believes," "anticipates," "expects," "intends," "plans," "projects," "estimates," "assumes," "may," "should," "will," "seeks," "targets," or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of any changes in our strategy. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail under the caption "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and in our other filings with the SEC.
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

•	the success of our business strategy in returning us to sustained profitability;

•	uncertainties related to the Board of Directors' review of strategic alternatives;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, or other adverse change relating to, or our ability to improve, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax assets, including the risk of an "ownership change" under Section 382 of the Code;

•	the delisting of our common stock and warrants from the NYSE;

•	our ability to continue as a going concern;

•	uncertainties regarding impairment charges relating to our intangible assets;

•	risks associated with one or more material weaknesses identified in our internal controls over financial reporting, including the timing, expense and effectiveness of our remediation plans;

•	our ability to implement and maintain effective internal controls over financial reporting and disclosure controls and procedures; and

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
Executive Summary
We are an independent servicer and originator of mortgage loans and servicer of reverse mortgage loans. We service a wide array of loans across the credit spectrum for our own portfolio and for GSEs, government agencies, third-party securitization trusts and other credit owners. Through our consumer, correspondent and wholesale lending channels, we originate and purchase residential mortgage loans that we predominantly sell to GSEs and government agencies. We also operate two complementary businesses: asset receivables management and real estate owned property management and disposition. Our goal is to become a partner with our customers by assisting them with the originations process and through the life of their loan, using an established originations and servicing platform and by providing quality customer service in an open, honest and straightforward manner.
Recent Developments
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
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown in Note 3 to the Consolidated Financial Statements. GAAP requires us to report our results separately as the period subsequent to emergence (Successor), which is the period from February 10, 2018 through September 30, 2018, and the period prior to emergence (Predecessor), which is the period from January 1, 2018 through February 9, 2018. Any presentation of the Successor represents the financial position and results of operations of the Successor and is not comparable to prior periods.

Effective April 18, 2018, Thomas F. Marano was appointed Chief Executive Officer and President of Ditech Holding. Mr. Marano continues to serve as Chairman of the Board of Directors. Jeffrey P. Baker, who served as interim Chief Executive Officer and President of Ditech Holding, continues to serve as President of the Company's Reverse Mortgage business. Effective February 9, 2018, Jerry Lombardo was appointed Ditech Holding's Chief Financial Officer, and effective April 23, 2018, Ritesh Chaturbedi was appointed Ditech Holding's Chief Operating Officer. Effective May 8, 2018, Seth L. Bartlett was appointed as Lead Independent Director.
We continue to forecast reductions in liquidity that may become increasingly challenging if there is further deterioration of results due to required repayment terms and restrictive covenants of the 2018 Term Loan, further increases in Ginnie Mae buyout loans, an inability to execute on planned MSR sales and other transactions, recurring operating losses and negative cash flows in certain of our segments, including unforeseen increased collateral posting requirements and/or negative impacts from market conditions. To address this situation, we are focused on liquidity and cash generation. As described further below under the Liquidity and Capital Resources section, we continue to actively refine our liquidity plan and intend to take all appropriate actions to maintain adequate liquidity to meet our debt maturities, other liabilities and future commitments. Based on the assessment of our liquidity for the next twelve months from the date of issuance of these financial statements, we have concluded that while there can be no assurance that our recent and future actions will be successful in mitigating the above risks and uncertainties, including the impact of market conditions and our ability to close MSR sales and other transactions at valuations and within timeframes necessary to maintain sufficient liquidity levels, our current plans, which are considered probable of occurring, provide enough liquidity to meet our obligations over the next twelve months from the date of issuance of these financial statements. However, the potential for an in-court supervised Chapter 11 process in order to implement a strategic transaction raises substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that we will be successful in implementing this plan, or if we are successful, there can be no assurances that the plan will be sufficient to meet our liquidity needs.
In response to certain inquiries received by our Board of Directors, during the second quarter of 2018 our Board of Directors initiated a process to evaluate strategic alternatives, hereinafter referred to as the Strategic Review. This process is being conducted with the assistance of financial and legal advisors. The Strategic Review is ongoing, and in connection therewith the Company is considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company.
Based on analyses we prepared with our financial advisors in connection with the Strategic Review (including analyses of proposals received by us during such review), analyses we prepare from time to time in connection with our internal business planning processes, and the risks and uncertainties that could adversely impact our liquidity plan, the Company’s management and Board of Directors determined that the actions we have taken to date and actions that we plan to take in the future to improve our liquidity position, including those discussed above, may not be adequate to meet the our future obligations beyond the next twelve months.
Therefore, in connection with the Strategic Review, during the fourth quarter of 2018, we entered into non-disclosure agreements with, and we along with our financial and legal advisors began to have discussions with, certain of our corporate debt holders and their advisors regarding potential strategic transactions that may involve implementation through an in-court supervised Chapter 11 process.
There can be no assurance that our Strategic Review will result in any transaction, nor can there be any assurance that any transaction we do execute will result in any value being delivered to our existing stockholders.
The Company
At September 30, 2018, we serviced 1.5 million residential loans with a total unpaid principal balance of $187.4 billion. We originated $8.7 billion in mortgage loan volume during the first nine months of 2018.
Throughout 2018, our strategy has been and will continue to be multi-dimensional, with a focus on profitability and liquidity, driven by increased brand awareness, relentless cost management, and operational efficiency through process re-engineering in our servicing operations. Additionally, we may from time to time sell servicing rights to third parties on a selective basis while continuing to grow our subservicing business with third-party servicing rights owners. Our subservicing fees vary considerably from contract to contract, and in general subservicing fees are lower than the servicing fee associated with ownership of servicing rights. Therefore, our servicing revenues have been and are expected to continue to be negatively affected by the sale of our MSR, even in situations where we are engaged to subservice the loans following the sale of a MSR. However, as the portion of our servicing portfolio represented by subservicing increases, we generally expect to benefit from lower advance funding costs and from the elimination of fair value charges driven by runoff.

During the nine months ended September 30, 2018, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with $4.3 billion relating to mortgage loans sold with servicing retained and $1.6 billion relating to subservicing contracts, which was more than offset by $19.3 billion of payoffs and other adjustments, net of recapture activities of $2.6 billion, and $5.8 billion of sales with servicing released. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $1.6 billion in tail issuances, Ginnie Mae buyout loans sold with subservicing retained and other additions, which was more than offset by $1.7 billion in payoffs and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During the nine months ended September 30, 2018, we originated $3.5 billion of mortgage loans through our consumer and wholesale channels and purchased $5.2 billion of mortgage loans through our correspondent channel. Substantially all of these purchased and originated mortgage loans were added to our third-party servicing portfolio upon loan sale. The results in our originations business have been negatively impacted by the recent rise in interest rates, which reduces the level of refinancing transactions. Purchase activity has remained robust despite the higher rate environment; however, we are not an established purchase money lender and it will take time to develop brand awareness and build market share.
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
We manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments is provided below:
Servicing — Our Servicing segment performs servicing for our own mortgage loan portfolio, on behalf of third-party credit owners of mortgage loans for a fee and on behalf of third-party owners of MSR for a fee, which we refer to as subservicing. The Servicing segment also operates complementary businesses including asset receivables management that performs collections of post charge-off deficiency balances for third parties and us. Commencing February 1, 2017, an insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. In addition, the Servicing segment holds the assets and mortgage-backed debt of the Residual Trusts.
At September 30, 2018, we were the subservicer for 0.7 million mortgage loan accounts with an unpaid principal loan balance of $97.8 billion. These subserviced accounts represented approximately 58% of our mortgage loan servicing portfolio based on unpaid principal loan balance at that date. Our Servicing segment's largest subservicing customer, NRM, represented approximately 79% of our mortgage loan subservicing portfolio based on unpaid principal loan balance at September 30, 2018. Our next largest subservicing customer represented approximately 19% of our mortgage loan subservicing portfolio based on unpaid principal loan balance at September 30, 2018.
The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice on behalf of, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of certain additional risks and uncertainties relating to our subservicing contracts. Refer also to Note 4 to the Consolidated Financial Statements for information regarding our transactions with NRM.

Originations — Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. During the nine months ended September 30, 2018, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 55% Ginnie Mae loans, (ii) 32% Fannie Mae conventional conforming loans and (iii) 13% Freddie Mac conventional conforming loans.
Reverse Mortgage — Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. We no longer have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn amounts available to borrowers under their loans and, from time to time, securitize these amounts.
Corporate and Other — As of September 30, 2018, our Corporate and Other non-reportable segment includes our corporate functions and also holds the assets and liabilities of the Non-Residual Trusts and corporate debt. Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
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
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. During 2018, our results were also impacted by reorganization items and fresh start accounting adjustments of $461.8 million that were directly attributable to the Chapter 11 Case and our emergence from bankruptcy, and by non-cash goodwill and intangible assets impairment charges of $11.0 million. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments, funds available from our master repurchase agreements and mortgage loan servicing advance facilities, issuance of GMBS, and issuance of HMBS to fund our tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. We are currently working with our existing as well as new lenders to increase financing capacity for reverse Ginnie Mae buyout loans in an amount sufficient to provide adequate liquidity for future buyouts. In June 2018, the Company sold a pool of defaulted reverse Ginnie Mae buyout loans owned by the Company and financed under its existing financing facilities for a sales price of approximately $241.3 million, which amount includes a negotiated holdback amount. The Company continues to service these loans on behalf of the purchaser under a subservicing agreement. On April 23, 2018, we entered into a master repurchase agreement that provides up to $212.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. On September 28, 2018, this facility was amended to, among other things, increase the total and committed borrowing capacity by an additional $200.0 million effective October 1, 2018. In October 2018, the Company executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned. Refer to the Liquidity and Capital Resources section below for additional information.
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
Total revenues were $204.7 million for the three months ended September 30, 2018, which represented an increase of $28.0 million as compared to the same period of 2017. The increase in revenue reflects increases of $35.0 million in net servicing revenue and fees and $20.8 million in net fair value gains on reverse loans and related HMBS obligations, partially offset by a decrease of $25.7 million in net gains on sales of loans. The increase in net servicing revenue and fees was driven by an increase of $53.7 million related to changes in valuation inputs and assumptions for servicing rights, partially offset by $26.3 million in lower servicing fees.

The increase in fair value related to changes in valuation inputs and assumptions for servicing rights was driven by a 21 bps increase in mortgage interest rates and adjustments to assumptions for prepayment speeds and delinquencies. The increase in net fair value gains on reverse loans and related HMBS obligations related primarily to a decrease in net non-cash fair value losses primarily due to improved market pricing in the third quarter of 2018 versus a decline in market pricing in the third quarter of 2017, and an increase in net interest income on reverse loans and HMBS related obligations due to an increase in buyouts. The decrease in servicing fees was due to the shift of our servicing portfolio from servicing to subservicing as well as continued runoff of the overall servicing portfolio. The decrease in net gains on sales of loans resulted from a lower day one margin due to a product mix shift towards lower margin correspondent and wholesale channels combined with pricing decreases in both the consumer and correspondent channels, as well as an overall lower volume of locked loans.
Total revenues were $494.4 million and $187.3 million for the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented an increase of $51.0 million as compared to the nine months ended September 30, 2017. The increase in revenue reflects an increase of $137.6 million in net servicing revenue and fees, partially offset by decreases of $70.9 million in net gains on sales of loans and $26.5 million in interest income on loans. The increase in net servicing revenue and fees was driven by an increase of $209.2 million related to changes in valuation inputs and assumptions for servicing rights, partially offset by $85.0 million in lower servicing fees.
The increase in fair value related to changes in valuation inputs and assumptions for servicing rights was driven by an 81 bps increase in mortgage interest rates and adjustments to assumptions for prepayment speeds and delinquencies. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current. The decrease in servicing fees was due to the shift of our servicing portfolio from servicing to subservicing as well as continued runoff of the overall servicing portfolio. The decrease in net gains on sales of loans resulted from an overall lower volume of locked loans as well as lower day one margin due to pricing decreases implemented in 2018. The decrease in interest income on loans results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held in the Residual Trusts on February 10, 2018 in connection with fresh start accounting.
Total expenses were $252.1 million for the three months ended September 30, 2018, which represented a decrease of $51.1 million as compared to the same period of 2017. The decrease in expenses was driven by $33.0 million in lower general and administrative expenses and $11.4 million in lower salaries and benefits. General and administrative expenses were lower primarily as a result of decreases in costs related to our debt restructure initiative in 2017, curtailment-related accruals, and advance loss provision due to fewer advance losses on liquidated loans, as well as cost reduction efforts and lower originations volume, offset in part by amortization of the Clean-up Call Agreement inducement fee in 2018. Salaries and benefits decreased primarily as a result of a lower average headcount driven by site closures and various organizational changes.
Total expenses were $649.5 million and $133.7 million for the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented a decrease of $126.3 million as compared to the nine months ended September 30, 2017. The decrease in expenses was driven by $76.8 million in lower general and administrative expenses and $50.4 million in lower salaries and benefits. General and administrative expenses were lower primarily as a result of decreases in costs related to our debt restructure initiative in 2017, legal fees related to litigation and regulatory costs, advance loss provision due to a decrease in the servicing advance portfolio and a decline in delinquent portfolios, curtailment-related accruals, and contractor, consulting and professional fees, offset in part by amortization of the Clean-up Call Agreement inducement fee in 2018. Salaries and benefits decreased primarily as a result of a lower average headcount driven by site closures and various organizational changes. These decreases were partially offset by goodwill and intangible assets impairment charges of $11.0 million recorded during the period from February 10, 2018 through September 30, 2018.
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
We recorded $464.6 million of reorganization items and fresh start accounting adjustments for the period from January 1, 2018 through February 9, 2018 driven by $556.9 million related to the gain on cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to Convertible and Senior Noteholders. Refer to the Emergence from Reorganization Proceedings section for additional information.

We recorded other gains of $10.5 million and $17.7 million for the three months ended September 30, 2018 and the period from February 10, 2018 through September 30, 2018, respectively, primarily in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of several of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trusts. These gains are offset by the amortization of the inducement fee recorded in general and administrative expenses during the period as discussed above.
Cash provided by operating activities decreased $625.3 million during the nine months ended September 30, 2018 as compared to the same period of 2017. The primary driver for the change in cash provided by operating activities was a decrease in cash provided by originations activities resulting from a lower volume of loans sold in relation to loans originated during the nine months ended September 30, 2018 as compared to the same period of 2017.
Refer to the Results of Operations and Business Segment Results sections for further information on the changes addressed. Also included in our Business Segment Results is a discussion of changes in our non-GAAP financial measures. A description of our non-GAAP financial measures is included in the Non-GAAP Financial Measures section.
Strategy
Throughout 2018, our strategy has been and will continue to be multi-dimensional, with a focus on profitability and liquidity, driven by increased brand awareness, relentless cost management, and operational efficiency through process re-engineering in our servicing operations. Additionally, we may from time to time sell servicing rights to third parties on a selective basis while continuing to grow our subservicing business with third-party servicing rights owners.
In response to certain inquiries received by our Board of Directors, during the second quarter of 2018 our Board of Directors initiated a process to evaluate strategic alternatives, hereinafter referred to as the Strategic Review. This process is being conducted with the assistance of financial and legal advisors. The Strategic Review is ongoing, and in connection therewith the Company is considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company.
Based on analyses we prepared with our financial advisors in connection with the Strategic Review (including analyses of proposals received by us during such review), analyses we prepare from time to time in connection with our internal business planning processes, and the risks and uncertainties that could adversely impact our liquidity plan, the Company’s management and Board of Directors determined that the actions we have taken to date and actions that we plan to take in the future to improve our liquidity position, including those discussed above, may not be adequate to meet the our future obligations beyond the next twelve months.
Therefore, in connection with the Strategic Review, during the fourth quarter of 2018, we entered into non-disclosure agreements with, and we along with our financial and legal advisors began to have discussions with, certain of our corporate debt holders and their advisors regarding potential strategic transactions that may involve implementation through an in-court supervised Chapter 11 process.
There can be no assurance that our Strategic Review will result in any transaction, nor can there be any assurance that any transaction we do execute will result in any value being delivered to our existing stockholders.
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

In the Originations segment, our business is challenged by the expiration of HARP at the end of 2018 and higher interest rates driving a significant reduction in the refinancing market, which historically was the primary focus of the Company. Higher interest rates, the impact of changes in the interest rate curve creating margin compression and aggressive buying of MSR by certain competitors have had a significant impact on our ability to profitably compete in our Originations segment during 2018. In order to achieve sustained profitability in our originations business, we will have to increase our outbound contact efforts and improve retention. As we endeavor to expand our originations business, we expect that we will need to increase significantly the amount of purchase money loans we originate, particularly in our consumer direct channel. This has required us to develop marketing and advertising programs to enhance our brand awareness among potential customers, and launch a digital marketing presence this year. We are focused on deeper integration of our originations business processes with our servicing business to better identify viable customer opportunities. This, along with our digital point of sale release, is expected to streamline operational processes and shorten cycle times in an effort to improve our customer experience and reduce fallout. We also continue to improve the efficiency of our originations operations, through such measures as better processes, improved use of outsource vendors, renegotiation of current vendor and procurement contracts, reduction of spans and layers, and improved use of technology.
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
To date, we executed a number of transactions that helped us reduce our investment in MSR. In particular, we entered into several transactions with NRM pursuant to which we sold MSR to NRM and were retained by NRM to subservice some of these MSR. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding our transactions with NRM. We may seek to sell additional MSR to NRM in the future and may also seek to enter into arrangements to sell MSR to other buyers. We expect that we will generally choose to retain the right to subservice such MSR sold by us, but we may also sell MSR with servicing released.
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

We plan to continue to take actions across our businesses to improve efficiency, identify revenue opportunities and reduce expenses. However, we also expect to incur certain other costs. For example, we have been taking measures to enhance the structure and effectiveness of our compliance and risk processes and associated programs across the Company, with a view to improving our customers’ experience, our compliance results and our performance and ratings under our subservicing contracts and our obligations to GSEs and loan investors. We intend to make additional process improvements. The mortgage industry generally, including our Company, is subject to extensive and evolving regulation and continues to be under scrutiny from federal and state regulators, enforcement agencies and other government entities. This oversight has led, in our case, to ongoing investigations and examinations of several of our business areas, and we have been and will be required to dedicate internal and external resources to providing information to and otherwise cooperating with such government entities. In addition, we have incurred, and expect that in the future we will incur, significant expenses (i) associated with the remediation or other resolution of breaches, findings or concerns raised by regulators, enforcement agencies, other government entities, customers or ourselves, (ii) to enhance the effectiveness of our risk and compliance program and (iii) to address operational issues and other events of noncompliance we have discovered, or may in the future discover, through our compliance program or otherwise. Investments to enhance our operational, compliance and risk processes are intended to result in an improved customer experience and competitive advantage for our business.
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
Warrants
On the Effective Date, we issued to the Predecessor stockholders of our common stock and the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the Effective Date. The estimated fair values of the Series A Warrants and Series B Warrants on the Effective Date were $1.68 and $0.94 per share, respectively.

2018 Credit Agreement
On the Effective Date, pursuant to the terms of the Prepackaged Plan, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR floor of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, on the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, on the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan is guaranteed by substantially all of our wholly-owned domestic subsidiaries and secured by a first priority pledge on substantially all of our assets and the assets of the subsidiary guarantors, in each case subject to certain exceptions. Refer to the Liquidity and Capital Resources section for further discussion of the impact to our liquidity and the recent amendment to the 2018 Credit Agreement.
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
Reverse Mortgage Segment
HUD Mortgagee Letter 2017-05, effective April 18, 2017, provided consolidated and updated guidance regarding the submission of HECM assignments to HUD. Since the publication of HUD Mortgagee Letter 2017-05, RMS has increasingly experienced delays with respect to submission and HUD’s acceptance and payment of certain assignment claims, which, in turn, increases the amount of time RMS must carry the applicable loan's balance between the time the loan is bought out of a GNMA pool until the assignment claim is paid. The two predominant reasons for the increase in delays and rejections of HECM assignments relate to HUD Mortgagee Letter 2017-05 being interpreted to require proof that property taxes are "current," as opposed to the prior requirement of proof that such taxes were paid "timely," and the HUD Mortgagee Letter 2017-05 guidance that the only acceptable proof of hazard insurance is a copy of the borrower's current insurance "declarations page."
HUD Mortgagee Letter 2018-08, effective October 22, 2018, provided revised and amended guidance regarding documentation requirements associated with the submission of HECM assignments to HUD and modified HUD Mortgagee Letter 2017-05 in several ways, including clarifying when property taxes are considered “current” and providing that HUD will now accept alternative written documentation evidencing hazard insurance coverage in lieu of a current hazard insurance declaration page. Based on RMS’s preliminary analysis of these provisions of HUD Mortgagee Letter 2018-08, RMS expects the increase in delays and rejections of HECM assignments RMS experienced in connection with the implementation of HUD Mortgagee Letter 2017-05 will be mitigated in part by the aforementioned provisions of HUD Mortgagee Letter 2018-08, although no assurance can be given that this will be the case. However, certain other provisions of HUD Mortgagee Letter 2018-08, including those related to the treatment of property taxes and advances, could negatively impact RMS’ HECM assignment timelines. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of certain risks relating to our HECM repurchase obligations and related matters.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information about the regulatory framework under which we operate.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
REVENUES
Net servicing revenue and fees	$100,038	$65,029	$35,009	54%	$278,490	$128,685	$269,537	$137,638	51%
Net gains on sales of loans	47,284	73,013	(25,729)	(35)%	119,004	27,963	217,914	(70,947)	(33)%
Net fair value gains on reverse loans and related HMBS obligations	22,613	1,810	20,803	n/m	21,764	10,576	24,384	7,956	33%
Interest income on loans	577	9,802	(9,225)	(94)%	1,424	3,387	31,271	(26,460)	(85)%
Insurance revenue	—	—	—	—%	—	—	3,963	(3,963)	(100)%
Other revenues	34,146	26,990	7,156	27%	73,719	16,662	83,647	6,734	8%
Total revenues	204,658	176,644	28,014	16%	494,401	187,273	630,716	50,958	8%

EXPENSES
General and administrative	104,580	137,614	(33,034)	(24)%	259,429	50,520	386,785	(76,836)	(20)%
Salaries and benefits	80,161	91,544	(11,383)	(12)%	209,745	40,408	300,572	(50,419)	(17)%
Interest expense	58,247	61,671	(3,424)	(6)%	146,527	38,756	182,965	2,318	1%
Depreciation and amortization	10,598	9,741	857	9%	23,676	3,810	30,715	(3,229)	(11)%
Goodwill and intangible assets impairment	—	—	—	—%	10,960	—	—	10,960	n/m
Other expenses, net	(1,513)	2,576	(4,089)	(159)%	(869)	229	8,413	(9,053)	(108)%
Total expenses	252,073	303,146	(51,073)	(17)%	649,468	133,723	909,450	(126,259)	(14)%

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(2,616)	—	(2,616)	n/m	(2,726)	464,563	—	461,837	n/m
Other net fair value gains	2,730	3,783	(1,053)	(28)%	10,319	3,740	761	13,298	n/m
Net losses on extinguishment of debt	(146)	(959)	813	(85)%	(1,353)	(864)	(1,668)	(549)	33%
Gain on sale of business	—	—	—	—%	—	—	67,734	(67,734)	(100)%
Other	10,495	—	10,495	n/m	17,694	—	—	17,694	n/m
Total other gains	10,463	2,824	7,639	271%	23,934	467,439	66,827	424,546	n/m

Income (loss) before income taxes	(36,952)	(123,678)	86,726	(70)%	(131,133)	520,989	(211,907)	601,763	(284)%
Income tax expense (benefit)	(315)	455	(770)	(169)%	123	(18)	2,027	(1,922)	(95)%
Net income (loss)	$(36,637)	$(124,133)	$87,496	(70)%	$(131,256)	$521,007	$(213,934)	$603,685	(282)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Servicing fees	$93,000	$119,253	$(26,253)	(22)%	$243,974	$52,855	$381,800	$(84,971)	(22)%
Incentive and performance fees	13,935	12,807	1,128	9%	33,118	6,019	44,756	(5,619)	(13)%
Ancillary and other fees	17,419	20,783	(3,364)	(16)%	47,744	7,335	66,038	(10,959)	(17)%
Servicing revenue and fees	124,354	152,843	(28,489)	(19)%	324,836	66,209	492,594	(101,549)	(21)%
Changes in valuation inputs or other assumptions (1)	2,140	(51,539)	53,679	(104)%	27,215	78,132	(103,820)	209,167	(201)%
Other changes in fair value (2)	(24,914)	(31,257)	6,343	(20)%	(66,872)	(13,469)	(99,206)	18,865	(19)%
Change in fair value of servicing rights	(22,774)	(82,796)	60,022	(72)%	(39,657)	64,663	(203,026)	228,032	(112)%
Amortization of servicing rights	(1,542)	(5,018)	3,476	(69)%	(6,689)	(2,187)	(19,969)	11,093	(56)%
Change in fair value of servicing rights related liabilities	—	—	—	—%	—	—	(62)	62	(100)%
Net servicing revenue and fees	$100,038	$65,029	$35,009	54%	$278,490	$128,685	$269,537	$137,638	51%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees decreased $26.3 million and $85.0 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to the shift of our servicing portfolio from servicing to subservicing as well as continued runoff of the overall servicing portfolio. Incentive and performance fees increased $1.1 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to a higher number of Fannie Mae modifications completed due to converting disaster forbearances from 2017. Incentive and performance fees decreased $5.6 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to reductions in asset recovery income, fees earned under HAMP and REO management fees, offset partially by higher Fannie Mae modification incentives. Ancillary and other fees decreased $3.4 million and $11.0 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due to lower late fee income and convenience and expedited payment fees resulting from a smaller overall servicing portfolio.
The change in the fair value of servicing rights improved $60.0 million and $228.0 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively. Refer to the Servicing segment section under our Business Segment Results section below for information regarding the change in fair value of our servicing rights.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, a provision for the repurchase of loans, and interest income. Net gains on sales of loans decreased $25.7 million for the three months ended September 30, 2018 as compared to the same period of 2017 primarily due to a lower day one margin due to a product mix shift towards lower margin correspondent and wholesale channels combined with pricing decreases in both the consumer and correspondent channels, as well as an overall lower volume of locked loans. This decrease was offset partially by an increase resulting from higher pull-through rates in the consumer channel.

Net gains on sales of loans decreased $70.9 million for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to an overall lower volume of locked loans as well as lower day one margin due to pricing decreases implemented in 2018. This decrease was offset partially by an increase resulting from higher pull-through rates in the consumer channel. In addition, net gains on sales of loans included a decrease in interest income on loans resulting from lower average loan balances, partially offset by higher average interest rates.
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
Net fair value gains on reverse loans and related HMBS obligations increased $20.8 million for the three months ended September 30, 2018 as compared to the same period of 2017 primarily due to a decrease of $17.3 million in net non-cash fair value losses and an increase of $5.5 million in net interest income on reverse loans and HMBS related obligations. Net non-cash fair value losses decreased primarily as a result of improved market pricing in the third quarter of 2018 versus a decline in market pricing in the third quarter of 2017. Net interest income increased primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts.
Net fair value gains on reverse loans and related HMBS obligations increased $8.0 million for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to an increase of $17.5 million in net interest income on reverse loans and HMBS related obligations, partially offset by a decrease of $5.2 million in cash generated by the origination, purchase and securitization of HECMs and an increase of $4.3 million in net non-cash fair value losses. Net interest income increased primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts. Cash generated by the origination, purchase and securitization of HECMs decreased primarily due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses increased due primarily to the valuation model assumption adjustments for buyout loans and changes in market pricing during 2018.
Interest Income on Loans
Through February 9, 2018, we recorded interest income on the residential loans held in the Residual Trusts and on our unencumbered mortgage loans, both of which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our residential loans held in the Residual Trusts in connection with fresh start accounting and, subsequently, we only record interest income on our unencumbered mortgage loans. Interest income on loans decreased $9.2 million and $26.5 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held by the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue to be subsequently recognized as gain on sale of real estate owned within other expenses when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses) and is discussed below.
Insurance Revenue
Insurance revenue consists of commission income and fees earned on voluntary and lender-placed insurance policies issued and other products sold to borrowers, net of estimated future policy cancellations. Commission income is based on a percentage of the premium of the insurance policy issued, which varies based on the type of policy. Insurance revenue decreased $4.0 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues.

Other Revenues
Other revenues consist primarily of origination fee income, interest income on cash and cash equivalents, changes in the fair value of charged-off loans and insurance marketing commissions. Other revenues increased $7.2 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to higher fair value gains related to charged-off loans of $5.6 million and higher other interest income of $2.6 million.
Other revenues increased $6.7 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to higher other interest income of $10.0 million and higher fair value gains related to charged-off loans of $2.0 million, partially offset by lower origination fee income of $6.0 million.
General and Administrative
General and administrative expenses decreased $33.0 million for the three months ended September 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $14.4 million in costs related to our debt restructure initiative in 2017, $5.9 million in curtailment-related accruals, $4.4 million in advance loss provision due to fewer advance losses on liquidated loans, a $3.0 million reimbursement from an insurance carrier related to the settlement of corporate shareholder lawsuits in 2018, and $11.9 million due to cost reduction efforts and lower originations volume, offset in part by $10.5 million in amortization of the Clean-up Call Agreement inducement fee in 2018. In addition, there was a decrease of $3.9 million resulting from accretion recorded during the third quarter of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the third quarter of 2017.
General and administrative expenses decreased $76.8 million for the nine months ended September 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $21.6 million in costs related to our debt restructure initiative in 2017, $13.3 million in legal fees related to litigation and regulatory costs, $10.7 million in advance loss provision due to a decrease in the servicing advance portfolio and a decline in delinquent portfolios, $10.1 million in curtailment-related accruals, $6.6 million in contractor and consulting fees, $5.9 million in professional fees due in part to transitioning work in-house and the sale of substantially all of our insurance business in 2017, and a $3.0 million reimbursement from an insurance carrier related to the settlement of corporate shareholder lawsuits in 2018, offset in part by increases of $17.8 million in amortization of the Clean-up Call Agreement inducement fee in 2018 and $4.5 million due to higher loss accruals for reverse loans. In addition, there was a decrease of $14.8 million resulting from accretion recorded during the first nine months of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the first nine months of 2017.
Salaries and Benefits
Salaries and benefits decreased $11.4 million and $50.4 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to a decrease in compensation and benefits resulting primarily from a lower average headcount driven by site closures and various organizational changes. Headcount decreased by approximately 800 full-time employees from approximately 4,100 at September 30, 2017 to approximately 3,300 at September 30, 2018.
Interest Expense
Through February 9, 2018, we recorded interest expense on our corporate debt, servicing advance liabilities, master repurchase agreements and mortgage-backed debt issued by the Residual Trusts, all of which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our mortgage-backed debt issued by the Residual Trusts in connection with the adoption of fresh start accounting and, subsequently, we only recognize interest expense on our corporate debt, servicing advance liabilities and master repurchase agreements. Interest expense recorded on mortgage-backed debt carried at fair value is recognized as a component of other net fair value gains (losses) and is discussed below.
Interest expense decreased $3.4 million for the three months ended September 30, 2018 as compared to the same period of 2017 driven by decreases in interest expense related to mortgage-backed debt of the Residual Trusts and corporate debt, offset in part by an increase in interest expense related to master repurchase agreements. Interest expense related to the mortgage-backed debt of the Residual Trusts decreased as this interest expense is recognized as a component of other net fair value gains (losses) subsequent to the fair value election on February 10, 2018. Interest expense related to corporate debt decreased as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy and $189.6 million of corporate debt payments made during 2018, offset in part by the issuance of the Second Lien Notes and higher interest rates on post-bankruptcy debt. Interest expense related to master repurchase agreements increased as a result of higher interest rates on the Exit Warehouse Facilities.

Interest expense increased $2.3 million for the nine months ended September 30, 2018 as compared to the same period of 2017 driven by an increase in interest expense related to master repurchase agreements, offset in part by decreases in interest expense related to corporate debt and mortgage-backed debt of the Residual Trusts. Interest expense related to master repurchase agreements increased as a result of the amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months, and higher interest rates on the Exit Warehouse Facilities. Interest expense related to corporate debt decreased as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy and corporate debt payments made during 2018, offset in part by the issuance of the Second Lien Notes and higher interest rates on post-bankruptcy debt. Interest expense related to the mortgage-backed debt of the Residual Trusts decreased as this interest expense is recognized as a component of other net fair value gains (losses) subsequent to the fair value election on February 10, 2018. Refer to the Liquidity and Capital Resources section below for additional information on our debt.
Provided below is a summary of the average balances of our corporate debt, master repurchase agreements, servicing advance liabilities, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	Successor	Predecessor		Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
			Variance				Variance
Corporate debt (1)
Interest expense	$31,401	$35,640	$(4,239)	$80,486	$7,519	$105,863	$(17,858)
Average balance (2)	1,222,517	2,071,124	(848,607)	1,252,969	1,187,190	2,117,283	(857,894)
Annualized average rate	10.27%	6.88%	3.39%	10.06%	5.78%	6.67%	2.65%

Master repurchase agreements (3)
Interest expense (4)	$22,826	$14,262	$8,564	$54,514	$21,631	$38,957	$37,188
Average balance (2)	1,440,718	1,154,680	286,038	1,395,291	1,117,914	1,187,947	186,369
Annualized average rate	6.34%	4.94%	1.40%	6.12%	17.66%	4.37%	3.02%

Servicing advance liabilities (5)
Interest expense (6)	$4,020	$5,461	$(1,441)	$11,527	$6,963	$18,690	$(200)
Average balance (2)	254,312	553,256	(298,944)	310,898	436,005	649,870	(320,252)
Annualized average rate	6.32%	3.95%	2.37%	5.81%	14.57%	3.83%	3.65%

Mortgage-backed debt of the Residual Trusts (5)
Interest expense	$—	$6,308	$(6,308)	$—	$2,643	$19,455	$(16,812)
Average balance (7)	—	405,192	(405,192)	—	386,570	416,645	(320,002)
Annualized average rate	—%	6.23%	(6.23)%	—%	6.24%	6.23%	(2.58)%
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

Depreciation and Amortization
Depreciation and amortization decreased $3.2 million for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to a decrease in depreciation expense related to premises and equipment, offset in part by an increase in amortization expense related to intangible assets, both as a result of our having revalued our premises and equipment and intangible assets on February 10, 2018 in connection with fresh start accounting.
Goodwill and Intangible Assets Impairment
We recorded goodwill and intangible assets impairment charges totaling $11.0 million for the nine months ended September 30, 2018. During the first quarter of 2018, we recorded goodwill impairment of $9.0 million related to the Originations segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors, including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender.
During the first quarter of 2018, we recorded intangible assets impairment of $1.0 million related to the Servicing segment trade names, and during the second quarter of 2018, we recorded intangible assets impairment of $1.0 million related to the Originations segment trade names. These assets were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance.
Other Expenses, Net
Other expenses, net decreased $4.1 million and $9.1 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily due to an increase in gains on sale of real estate owned resulting from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue. Once certain criteria are met, the deferred revenue is recognized as gain on sale of real estate owned.
Reorganization Items and Fresh Start Accounting Adjustments
We recorded reorganization items and fresh start accounting adjustments of $461.8 million for the nine months ended September 30, 2018. This gain was driven by $556.9 million related to the cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders. Refer to the Business Segments Results section below for additional information regarding the fresh start accounting adjustments.
Other Net Fair Value Gains
Historically, other net fair value gains (losses) consisted primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuated generally based on changes on prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. On February 10, 2018, we elected fair value accounting for the assets and liabilities of the Residual Trusts in connection with fresh start accounting and, subsequently, fair value gains and losses, interest income earned on loans of the Residual Trusts and interest expense on the mortgage-backed debt of the Residual Trusts are recognized in other net fair value gains (losses).
There were other net fair value gains of $2.7 million during the three months ended September 30, 2018 as compared to $3.8 million during the same period of 2017, which represents a decrease of $1.1 million. Net fair value gains related to the Non-Residual Trusts were relatively flat during the three months ended September 30, 2018 as compared to the same period of 2017. Net fair value losses related to the Residual Trusts were $1.0 million for the three months ended September 30, 2018.
There were other net fair value gains of $14.1 million during the nine months ended September 30, 2018 as compared to $0.8 million during the same period of 2017, which represents an increase of $13.3 million. Net fair value gains related to the Non-Residual Trusts increased $9.4 million during the nine months ended September 30, 2018 as compared to the same period of 2017 due to an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts during 2018. Net fair value gains related to the Residual Trusts were $2.6 million for the nine months ended September 30, 2018.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the nine months ended September 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.

Other Gains
We recorded other gains of $10.5 million and $17.7 million during the three and nine months ended September 30, 2018, respectively, primarily in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of several of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trusts. These gains are offset by the amortization of the inducement fee recorded in general and administrative expenses during the period as discussed above. Refer to Note 5 to the Consolidated Financial Statements for additional information on the exercise of the mandatory clean-up call obligation.
Income Tax Expense (Benefit)
We calculate income tax expense (benefit) based on our estimated annual effective tax rate, which takes into account all expected ordinary activity for the calendar year. We recorded income tax benefit of $0.3 million and income tax expense of $0.1 million for the three and nine months ended September 30, 2018, respectively, as compared to income tax expense of $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively. Income tax expense for the nine months ended September 30, 2018 reflects the tax impact from operations, reorganization adjustments and the impact of fresh start accounting adjustments. Deferred taxes for the three and nine months ended September 30, 2018 have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses. Refer to Note 20 of the Consolidated Financial Statements for additional information on income taxes in connection with our cancellation of debt and emergence from bankruptcy.
Financial Condition — Comparison of Consolidated Financial Condition at September 30, 2018 to December 31, 2017
Total assets and total liabilities decreased by $1.8 billion and $2.3 billion, respectively, at September 30, 2018 as compared to December 31, 2017. The most significant changes in assets and liabilities are described below.
Residential loans at amortized cost decreased $595.7 million, primarily due to the adoption of fresh start accounting and the reclassification of $317.2 million of Residual Trusts from residential loans carried at amortized cost, net to residential loans at fair value. In addition, $118.9 million of the decrease resulted from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable. Furthermore, loans subject to repurchase from Ginnie Mae decreased $159.8 million resulting from converting disaster forbearances into loan modifications, the sale of certain servicing rights associated with originated Ginnie Mae loans and the favorable impact of seasonality.
Residential loans at fair value decreased $707.5 million, primarily due to a decrease in the fair value of reverse loans of $888.2 million due to the sale of a pool of defaulted reverse Ginnie Mae buyout loans and continued runoff of the reverse loan portfolio. This decrease was partially offset by the aforementioned reclassification of Residual Trusts from loans carried at amortized cost to loans carried at fair value on a recurring basis in connection with the adoption of fresh start accounting.
Servicer and protective advances decreased $345.7 million and servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $256.9 million, primarily as a result of Fannie Mae reimbursements, Freddie Mac advances sold to NRM in January 2018 in connection with the bulk MSR sale, Fannie Mae MSR sales related to nonperforming loans, and increased borrower payment activity during 2018 on increased seasonal escrow advance balances in the fourth quarter of 2017. In addition, servicer and protective advances decreased as a result of the adoption of fresh start accounting and adjustments recorded to reflect estimated fair value based on the net present value of expected cash flows.
Goodwill decreased $47.7 million as a result of the adoption of fresh start accounting and the recording of the fair market value of the assets in excess of the reorganization value. In addition, we recorded an impairment charge of $9.0 million at the end of the first quarter of 2018. As a result, we no longer have goodwill.
Intangible assets, net and premises and equipment, net increased $23.6 million and $20.3 million, respectively, as a result of fresh start accounting adjustments, which resulted in adjustments of $20.2 million for customer and institutional relationships, $15.2 million for trade names and $33.7 million for internally developed technology. These increases were offset in part by depreciation, amortization and impairment charges recorded during 2018.
Payables and accrued liabilities decreased $129.5 million primarily due to a decrease in loans subject to repurchase from Ginnie Mae resulting from converting disaster forbearances into loan modifications, the sale of certain servicing rights associated with originated Ginnie Mae loans and the favorable impact of seasonality.

Warehouse borrowings increased $464.5 million as a result of a $389.4 million increase in borrowings for buyout loans resulting from higher buyout requirements and a $75.0 million increase in borrowings for mortgage loans held for sale resulting from a lower volume of loans sold in relation to loans originated during 2018.
Mortgage-backed debt decreased $239.8 million primarily in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of certain of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trusts.
HMBS related obligations decreased $1.4 billion due to an increase in the repurchase of certain HECMs and real estate owned from securitization pools.
Liabilities subject to compromise decreased $806.9 million due to the reclassification and subsequent cancellation of the Senior Notes and Convertible Notes balances and related accrued interest payable upon emergence from the Chapter 11 Case during the first quarter of 2018.
Non-GAAP Financial Measures
We manage our company in three reportable segments: Servicing, Originations and Reverse Mortgage. We evaluate the performance of our business segments through the following measures: income (loss) before income taxes and Adjusted EBITDA. Management considers Adjusted EBITDA, a non-GAAP financial measure, to be important in the evaluation of our business segments and of the company as a whole, as well as for allocating capital resources to our segments. Adjusted EBITDA is a supplemental metric utilized by management to assess the underlying key drivers and operational performance of the continuing operations of the business. In addition, analysts, investors, and creditors may use these measures when analyzing our operating performance. Adjusted EBITDA is not a presentation made in accordance with GAAP and our use of this measure and term may vary from other companies in our industry.
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
Adjusted EBITDA should not be considered as an alternative to (i) net income (loss) or any other performance measures determined in accordance with GAAP or (ii) operating cash flows determined in accordance with GAAP. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of the metric are:

•	Adjusted EBITDA does not reflect cash expenditures for long-term assets and other items that have been and will be incurred, future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect certain tax payments that represent reductions in cash available to us;

•	Adjusted EBITDA does not reflect non-cash compensation that is and will remain a key element of our overall long-term incentive compensation package;

•	Adjusted EBITDA does not reflect the change in fair value due to changes in valuation inputs and other assumptions;

•	Adjusted EBITDA does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	Adjusted EBITDA does not reflect the change in fair value resulting from the realization of expected cash flows; and

•
Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt, although it does reflect interest expense associated with our servicing advance liabilities, master repurchase agreements, mortgage-backed debt, and HMBS related obligations.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement. Users of our financial statements are cautioned not to place undue reliance on Adjusted EBITDA.
The following table reconciles Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):
Adjusted EBITDA

	Successor	Predecessor
	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018
Net income (loss)	$(131,256)	$521,007
Income tax expense (benefit)	123	(18)
Income (loss) before income taxes	(131,133)	520,989
EBITDA Adjustments
Reorganization items and fresh start accounting adjustments	2,726	(464,563)
Interest expense	81,362	25,685
Fair value to cash adjustment for reverse loans (1)	40,874	(1,704)
Amortization of servicing rights and other fair value adjustments (2)	38,775	(68,222)
Depreciation and amortization	23,676	3,810
Goodwill and intangible assets impairment	10,960	—
Exit costs (3)	6,778	931
Transaction costs (4)	3,968	(263)
Share-based compensation expense	2,008	538
Other (5)	(23,526)	(1,049)
Total adjustments	187,601	(504,837)
Adjusted EBITDA	$56,468	$16,152
__________

(1)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(2)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018 include those relating to our exit from the reverse mortgage originations business and actions initiated in 2015, 2016, 2017 and 2018 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Transaction costs result primarily from our debt restructuring initiative.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, accretion related to fresh start accounting adjustments for advances, gains on real estate owned, net loss on extinguishment of debt, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Residual and Non-Residual Trusts, the provision for loan losses, and the Residual Trust cash flows.

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
Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted EBITDA (in thousands):

	Successor
	For the Three Months Ended September 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$16,624	$(1,989)	$(2,605)	$(48,982)	$(36,952)

EBITDA adjustments
Reorganization items	—	—	—	2,616	2,616
Interest expense	363	—	—	31,401	31,764
Fair value to cash adjustment for reverse loans	—	—	2,160	—	2,160
Amortization of servicing rights and other fair value adjustments	18,278	—	400	—	18,678
Depreciation and amortization	5,585	4,303	437	273	10,598
Exit costs	687	1,087	68	623	2,465
Transaction costs	96	—	—	1,357	1,453
Share-based compensation expense	20	77	17	521	635
Other	(3,473)	(226)	86	(3,742)	(7,355)
Total adjustments	21,556	5,241	3,168	33,049	63,014
Adjusted EBITDA	$38,180	$3,252	$563	$(15,933)	$26,062

	Predecessor
	For the Three Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$(57,760)	$24,475	$(21,695)	$(68,698)	$(123,678)

EBITDA adjustments
Interest expense	710	—	—	35,640	36,350
Fair value to cash adjustment for reverse loans	—	—	19,480	—	19,480
Amortization of servicing rights and other fair value adjustments	86,922	—	366	—	87,288
Depreciation and amortization	8,373	604	592	172	9,741
Exit costs (1)	85	(27)	30	580	668
Transaction costs	524	—	—	15,569	16,093
Share-based compensation expense (benefit) (1)	41	(2)	29	725	793
Other (1)	3,428	(2,295)	43	(3,228)	(2,052)
Total adjustments	100,083	(1,720)	20,540	49,458	168,361
Adjusted EBITDA	$42,323	$22,755	$(1,155)	$(19,240)	$44,683
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

	Successor
	For the Period From February 10, 2018 Through September 30, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$69,270	$(22,199)	$(43,922)	$(134,282)	$(131,133)

EBITDA adjustments
Reorganization items	—	—	—	2,726	2,726
Interest expense	876	—	—	80,486	81,362
Fair value to cash adjustment for reverse loans	—	—	40,874	—	40,874
Amortization of servicing rights and other fair value adjustments	37,525	—	1,250	—	38,775
Depreciation and amortization	10,288	11,482	1,187	719	23,676
Goodwill and intangible assets impairment	1,000	9,960	—	—	10,960
Exit costs	2,552	1,927	433	1,866	6,778
Transaction costs	486	—	—	3,482	3,968
Share-based compensation expense	20	77	17	1,894	2,008
Other	(16,257)	(2,524)	364	(5,109)	(23,526)
Total adjustments	36,490	20,922	44,125	86,064	187,601
Adjusted EBITDA	$105,760	$(1,277)	$203	$(48,218)	$56,468

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$69,614	$7,977	$(1,133)	$444,531	$520,989

EBITDA adjustments
Reorganization items and fresh start accounting adjustments	14,588	(9,612)	(7,423)	(462,116)	(464,563)
Interest expense	4,441	6,579	7,146	7,519	25,685
Fair value to cash adjustment for reverse loans	—	—	(1,704)	—	(1,704)
Amortization of servicing rights and other fair value adjustments	(68,902)	—	680	—	(68,222)
Depreciation and amortization	3,252	265	228	65	3,810
Exit costs	811	46	29	45	931
Transaction costs	(208)	—	—	(55)	(263)
Share-based compensation expense	13	14	4	507	538
Other	(512)	(71)	117	(583)	(1,049)
Total adjustments	(46,517)	(2,779)	(923)	(454,618)	(504,837)
Adjusted EBITDA	$23,097	$5,198	$(2,056)	$(10,087)	$16,152

	Predecessor
	For the Nine Months Ended September 30, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Income (loss) before income taxes	$(43,247)	$64,587	$(37,345)	$(195,902)	$(211,907)

EBITDA adjustments
Interest expense	2,245	—	—	105,863	108,108
Fair value to cash adjustment for reverse loans	—	—	34,858	—	34,858
Amortization of servicing rights and other fair value adjustments	209,453	—	1,148	—	210,601
Depreciation and amortization	25,534	2,193	2,455	533	30,715
Exit costs (1)	4,722	464	1,217	2,234	8,637
Transaction costs	4,855	—	—	25,532	30,387
Share-based compensation expense (benefit) (1)	309	(112)	195	1,747	2,139
Gain on sale of business	(67,734)	—	—	—	(67,734)
Other (1)	4,807	(5,286)	(13)	3,962	3,470
Total adjustments	184,191	(2,741)	39,860	139,871	361,181
Adjusted EBITDA	$140,944	$61,846	$2,515	$(56,031)	$149,274
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Servicing Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Net servicing revenue and fees
Third parties	$93,877	$58,577	$35,300	60%	$262,997	$126,656	$248,494	$141,159	57%
Intercompany	1,317	2,216	(899)	(41)%	3,788	847	7,488	(2,853)	(38)%
Total net servicing revenue and fees	95,194	60,793	34,401	57%	266,785	127,503	255,982	138,306	54%
Interest income on loans	565	9,790	(9,225)	(94)%	1,395	3,381	31,235	(26,459)	(85)%
Intersegment retention revenue	2,088	2,715	(627)	(23)%	5,588	858	10,072	(3,626)	(36)%
Net gains (losses) on sales of loans	2	(571)	573	(100)%	741	216	(1,888)	2,845	(151)%
Insurance revenue	—	—	—	—%	—	—	3,963	(3,963)	(100)%
Other revenues	25,002	17,781	7,221	41%	53,276	13,593	56,350	10,519	19%
Total revenues	122,851	90,508	32,343	36%	327,785	145,551	355,714	117,622	33%
General and administrative expenses (1)	64,602	83,936	(19,334)	(23)%	153,721	31,885	252,492	(66,886)	(26)%
Salaries and benefits (1)	32,883	42,519	(9,636)	(23)%	87,723	17,183	144,128	(39,222)	(27)%
Interest expense	4,020	11,769	(7,749)	(66)%	11,527	9,606	38,162	(17,029)	(45)%
Depreciation and amortization (1)	5,585	8,373	(2,788)	(33)%	10,288	3,252	25,534	(11,994)	(47)%
Intangible assets impairment	—	—	—	—%	1,000	—	—	1,000	n/m
Other expenses, net	(2,939)	1,115	(4,054)	(364)%	(4,598)	(419)	3,796	(8,813)	(232)%
Total expenses	104,151	147,712	(43,561)	(29)%	259,661	61,507	464,112	(142,944)	(31)%
Fresh start accounting adjustments	—	—	—	—%	—	(14,588)	—	(14,588)	n/m
Other net fair value gains (losses)	(1,384)	(556)	(828)	149%	1,838	158	(1,874)	3,870	(207)%
Net losses on extinguishment of debt	—	—	—	—%	—	—	(709)	709	(100)%
Gain on sale of business	—	—	—	—%	—	—	67,734	(67,734)	(100)%
Other	(692)	—	(692)	n/m	(692)	—	—	(692)	n/m
Total other gains (losses)	(2,076)	(556)	(1,520)	273%	1,146	(14,430)	65,151	(78,435)	(120)%
Income (loss) before income taxes	16,624	(57,760)	74,384	(129)%	69,270	69,614	(43,247)	182,131	n/m

EBITDA adjustments
Amortization of servicing rights and other fair value adjustments	18,278	86,922	(68,644)	(79)%	37,525	(68,902)	209,453	(240,830)	(115)%
Depreciation and amortization	5,585	8,373	(2,788)	(33)%	10,288	3,252	25,534	(11,994)	(47)%
Fresh start accounting adjustments	—	—	—	—%	—	14,588	—	14,588	n/m
Interest expense	363	710	(347)	(49)%	876	4,441	2,245	3,072	137%
Goodwill and intangible assets impairment	—	—	—	—%	1,000	—	—	1,000	n/m
Exit costs (1)	687	85	602	n/m	2,552	811	4,722	(1,359)	(29)%
Transaction costs	96	524	(428)	(82)%	486	(208)	4,855	(4,577)	(94)%
Share-based compensation expense (1)	20	41	(21)	(51)%	20	13	309	(276)	(89)%
Gain on sale of business	—	—	—	—%	—	—	(67,734)	67,734	(100)%
Other (1)	(3,473)	3,428	(6,901)	(201)%	(16,257)	(512)	4,807	(21,576)	n/m
Total adjustments	21,556	100,083	(78,527)	(78)%	36,490	(46,517)	184,191	(194,218)	(105)%
Adjusted EBITDA	$38,180	$42,323	$(4,143)	(10)%	$105,760	$23,097	$140,944	$(12,087)	(9)%
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Mortgage Loan Servicing Portfolio
Provided below are summaries of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through September 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Nine Months Ended September 30, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,530,310	$184,717,920	1,545,831	$186,565,249	1,910,605	$223,414,398
Loan sales with servicing retained (2)	16,168	3,633,980	2,952	661,414	28,589	6,114,374
Other new business added (3)	5,765	1,354,514	1,061	237,422	14,944	3,284,251
Sales	(29,746)	(5,763,665)	—	—	(9,105)	(988,371)
Payoffs and other adjustments, net (4)	(127,034)	(16,584,687)	(19,534)	(2,746,165)	(293,735)	(34,295,981)
Balance at end of the period	1,395,463	167,358,062	1,530,310	184,717,920	1,651,298	197,528,671
On-balance sheet residential loans and real estate owned (5)	18,828	1,616,400	26,267	1,655,060	32,035	2,025,092
Total mortgage loan servicing portfolio	1,414,291	$168,974,462	1,556,577	$186,372,980	1,683,333	$199,553,763
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.

(2)	The nine months ended September 30, 2017 includes loan sales for which the servicing rights have been or will be transferred to NRM on a flow basis.

(3)
Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM, excluding recapture and other activities, of $1.3 billion, $233.3 million and $3.1 billion for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

(4)
Amounts presented are net of loan sales associated with servicing retained recapture activities of $2.2 billion, $368.3 million and $3.8 billion for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

(5)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts and Residual Trusts, and loans subject to repurchase from Ginnie Mae.

Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	Successor
	At September 30, 2018
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,203,858	$161,868,622	0.21%	8.32%
Second lien mortgages	25,567	867,193	0.57%	6.42%
Manufactured housing and other	166,038	4,622,247	1.09%	13.88%
Total accounts serviced for third parties (3)	1,395,463	167,358,062	0.23%	8.47%
On-balance sheet residential loans and real estate owned (4)(5)	18,828	1,616,400		31.62%
Total mortgage loan servicing portfolio (6)	1,414,291	$168,974,462		8.69%

	Predecessor
	At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted-Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,335,845	$180,317,101	0.21%	9.59%
Second lien mortgages	31,976	1,153,401	0.59%	7.86%
Manufactured housing and other	178,010	5,094,747	1.10%	13.09%
Total accounts serviced for third parties (3)	1,545,831	186,565,249	0.23%	9.67%
On-balance sheet residential loans and real estate owned (4)(5)	27,748	1,949,013		35.90%
Total mortgage loan servicing portfolio (6)	1,573,579	$188,514,262		9.95%
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

(3)
Consists of $69.6 billion and $97.8 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at September 30, 2018 and $91.8 billion and $94.8 billion, respectively, at December 31, 2017.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which servicing fees are not recognized. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Corporate and Other non-reportable segment.

(5)
Loans subject to repurchase from Ginnie Mae that are 30 days or more past due comprise 23.67% and 27.83% of on-balance sheet residential loans and real estate owned at September 30, 2018 and December 31, 2017, respectively. All other loans that are 30 days or more past due comprise 7.95% and 8.07% of on-balance sheet residential loans and real estate owned at September 30, 2018 and December 31, 2017, respectively.

(6)
Includes loans that are 30 days or more past due from GSEs, Ginnie Mae and other of 8.07%, 7.71% and 20.61%, respectively, at September 30, 2018 and 9.62%, 8.28%, and 19.01%, respectively, at December 31, 2017.

The unpaid principal balance of our third-party servicing portfolio decreased $19.2 billion at September 30, 2018 as compared to December 31, 2017 primarily due to runoff and sales of the portfolio, partially offset by portfolio additions related primarily to loans sold with servicing retained as well as additions related to the deconsolidation of several of the Non-Residual Trusts. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $332.6 million is attributable to the deconsolidation of several of the Non-Residual Trusts comprising approximately $180 million in unpaid principal balance, a decrease in loans subject to repurchase from Ginnie Mae of $159.8 million and portfolio runoff of the assets held by the Residual Trusts, offset in part by an increase in mortgage loans held for sale of $73.7 million.
The delinquencies associated with our first lien mortgages decreased 1.27% at September 30, 2018 as compared to December 31, 2017 due primarily to converting disaster forbearances into loan modifications and the sale of certain servicing rights associated with nonperforming loans. The delinquencies associated with our manufactured housing and other increased 0.79% at September 30, 2018 as compared to December 31, 2017 due to the runoff nature of this portfolio. The delinquencies associated with our on-balance sheet residential loans and real estate owned decreased 4.28% at September 30, 2018 as compared to December 31, 2017 due primarily to converting disaster forbearances into loan modifications, the sale of certain servicing rights associated with originated Ginnie Mae loans and the favorable impact of seasonality.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Servicing fees	$90,860	$117,682	$(26,822)	(23)%	$239,056	$52,071	$377,158	$(86,031)	(23)%
Incentive and performance fees	12,371	10,934	1,437	13%	29,018	5,385	37,988	(3,585)	(9)%
Ancillary and other fees	15,879	19,626	(3,747)	(19)%	43,807	6,891	62,746	(12,048)	(19)%
Servicing revenue and fees	119,110	148,242	(29,132)	(20)%	311,881	64,347	477,892	(101,664)	(21)%
Changes in valuation inputs or other assumptions (1)	2,140	(51,539)	53,679	(104)%	27,215	78,132	(103,820)	209,167	(201)%
Other changes in fair value (2)	(24,914)	(31,257)	6,343	(20)%	(66,872)	(13,469)	(99,206)	18,865	(19)%
Change in fair value of servicing rights	(22,774)	(82,796)	60,022	(72)%	(39,657)	64,663	(203,026)	228,032	(112)%
Amortization of servicing rights	(1,142)	(4,653)	3,511	(75)%	(5,439)	(1,507)	(18,822)	11,876	(63)%
Change in fair value of servicing rights related liabilities	—	—	—	—%	—	—	(62)	62	(100)%
Net servicing revenue and fees	$95,194	$60,793	$34,401	57%	$266,785	$127,503	$255,982	$138,306	54%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
Servicing fees decreased $26.8 million and $86.0 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to the shift of our servicing portfolio from servicing to subservicing as well as continued runoff of the overall servicing portfolio. Our servicing fees have been and are expected to continue to be negatively affected by the shift of our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Asset recovery income decreased $3.8 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due to runoff of the related portfolio. Fees earned under HAMP decreased $2.2 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to fewer loans having been eligible for these incentives due to the expiration of HAMP on December 31, 2016. Other modification fees increased $3.1 million and $4.1 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due to a higher number of Fannie Mae modifications completed due to converting disaster forbearances from 2017 and a higher number of Freddie Mac modifications due to efficiencies made in processing Freddie Mac modifications within our MSP system.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $3.7 million and $12.0 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily due to lower late fee income and convenience and expedited payment fees resulting from a smaller overall servicing portfolio.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Average unpaid principal balance of loans serviced (1)	$174,225,992	$207,316,158	$179,772,999	$187,477,762	$216,315,978
Annualized average servicing fee (2)	0.21%	0.23%	0.21%	0.25%	0.23%
__________

(1)
Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2017 and the average of the average monthly unpaid principal balance and average of the partial monthly unpaid principal balance for the period from February 10, 2018 through September 30, 2018 and the period from January 1, 2018 through February 9, 2018. The average unpaid principal balance presented above includes on-balance sheet loans owned by the Servicing segment for which it does not earn a servicing fee.

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
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	Successor	Predecessor
	September 30, 2018	February 9, 2018	December 31, 2017	Variance
Servicing rights at fair value	$658,122	$688,466	$714,774	$(56,652)
Unpaid principal balance of accounts	62,798,494	72,238,271	84,279,258	(21,480,764)
Inputs and assumptions
Weighted-average remaining life in years	5.5	5.9	5.6	(0.1)
Weighted-average stated borrower interest rate on underlying collateral	4.52%	4.42%	4.05%	0.47%
Weighted-average discount rate	10.91%	11.70%	11.92%	(1.01)%
Weighted-average conditional prepayment rate	10.40%	9.70%	11.10%	(0.70)%
Weighted-average conditional default rate	0.76%	0.90%	0.91%	(0.15)%
The decrease in servicing rights carried at fair value at September 30, 2018 as compared to December 31, 2017 related primarily to $189.9 million in sales, partially offset by a $25.0 million increase in fair value and $108.2 million in servicing rights capitalized upon sales of loans. The increase in fair value of servicing rights for the nine months ended September 30, 2018 was attributable to a gain of $105.3 million resulting from changes in valuation inputs or other assumptions, offset in part by a loss of $80.3 million resulting from other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal.
The change in fair value related to changes in valuation inputs and other assumptions increased $53.7 million for the three months ended September 30, 2018 as compared to the same period of 2017 driven by a 21 bps increase in mortgage interest rates and adjustments to assumptions for prepayment speeds and delinquencies.
The change in fair value related to changes in valuation inputs and other assumptions increased $209.2 million for the nine months ended September 30, 2018 as compared to the same period of 2017 driven by an 81 bps increase in mortgage interest rates and adjustments to assumptions for prepayment speeds and delinquencies. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current.
The realization of expected cash flows improved by $6.3 million and $18.9 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.

Interest Income on Loans
Interest income on loans decreased $9.2 million and $26.5 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for residential loans held by the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue to be subsequently recognized as gain on sale of real estate owned within other expenses when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses) and is discussed below.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to the Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $3.6 million for the nine months ended September 30, 2018 as compared to the same period of 2017 was due primarily to lower overall consumer retention volume related in part to a smaller owned MSR portfolio.
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
Insurance Revenue
Insurance revenue decreased $4.0 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017. As a result of this sale, we no longer receive any insurance commissions on lender-placed insurance policies. Commencing February 1, 2017, another insurance agency owned by us began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. This insurance agency receives premium-based commissions for its insurance marketing services, which are recognized in other revenues.
Other Revenues
Other revenues consist primarily of interest income on cash and cash equivalents, changes in the fair value of charged-off loans and insurance marketing commissions. Other revenues increased $7.2 million for the three months ended September 30, 2018 as compared to the same period of 2017 primarily due to higher fair value gains related to charged-off loans of $5.6 million and higher other interest income of $2.0 million.
Other revenues increased $10.5 million for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to higher other interest income of $8.2 million and higher fair value gains related to charged-off loans of $2.0 million.
General and Administrative Expenses
General and administrative expenses decreased $19.3 million for the three months ended September 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $4.4 million in advance loss provision due to fewer advance losses on liquidated loans, $3.2 million in professional fees, and $7.8 million in other costs savings related to a smaller portfolio and lower average headcount. In addition, there was a decrease of $3.9 million resulting from accretion recorded during the third quarter of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the third quarter of 2017.

General and administrative expenses decreased $66.9 million for the nine months ended September 30, 2018 as compared to the same period of 2017 resulting primarily from decreases of $13.3 million in legal fees related to litigation and regulatory costs, $10.7 million in advance loss provision due to a decrease in the servicing advance portfolio and a decline in delinquent portfolios, $6.6 million in professional fees due in part to transitioning work in-house and the sale of substantially all of our insurance business in 2017, $5.1 million in purchased services related in part to a smaller portfolio, $3.9 million in contractor costs due to a corporate initiative to reduce contractor headcount, and $11.6 million in other cost savings related to a smaller portfolio and lower headcount. In addition, there was a decrease of $14.8 million resulting from accretion recorded during the first nine months of 2018 related to fresh start accounting adjustments for advances, which is not comparable to the first nine months of 2017.
Salaries and Benefits
Salaries and benefits expense decreased $9.6 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to a decrease in compensation and benefits resulting from a lower average headcount. Headcount assigned directly to our Servicing segment decreased by approximately 600 full-time employees from approximately 2,300 at September 30, 2017 to approximately 1,700 at September 30, 2018.
Salaries and benefits expense decreased $39.2 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to a decrease in compensation and benefits of $34.3 million resulting from a lower average headcount and a decrease in severance of $3.3 million related to restructuring initiatives in 2017.
Interest Expense
Through February 9, 2018, the Servicing segment recorded interest expense on our servicing advance liabilities and mortgage-backed debt issued by the Residual Trusts, which were accounted for at amortized cost. On February 10, 2018, we elected fair value accounting for our mortgage-backed debt issued by the Residual Trusts in connection with the adoption of fresh start accounting and, subsequently, the Servicing segment only recognizes interest expense on our servicing advance liabilities. Interest expense recorded on mortgage-backed debt carried at fair value is recognized as a component of other net fair value gains (losses) and is discussed below.
Interest expense decreased $7.7 million for the three months ended September 30, 2018 as compared to the same period of 2017 driven by decreases in interest expense related to mortgage-backed debt of the Residual Trusts and servicing advance liabilities. Interest expense related to mortgage-backed debt issued by the Residual Trusts decreased $6.3 million as a result of the fair value election on February 10, 2018. Interest expense related to servicing advance liabilities decreased $1.4 million due to lower average borrowings, partially offset by a higher average interest rate on the Exit Warehouse Facilities.
Interest expense decreased $17.0 million for the nine months ended September 30, 2018 as compared to the same period of 2017 driven by decreases in interest expense related to mortgage-backed debt of the Residual Trusts and servicing advance liabilities. Interest expense related to mortgage-backed debt issued by the Residual Trusts decreased $16.8 million as a result of the fair value election on February 10, 2018. Interest expense related to servicing advance liabilities decreased $4.4 million due to lower average borrowings, partially offset by a higher average interest rate on the Exit Warehouse Facilities. These decreases were offset in part by $4.4 million in amortization of debt issuance costs related to the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. The DIP Warehouse Facilities and Exit Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.
Depreciation and amortization
Depreciation and amortization decreased $2.8 million and $12.0 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily due to a decrease in depreciation expense as a result of revaluing our internally-developed software on February 10, 2018 in connection with fresh start accounting, which resulted in an extension of its useful life.
Intangible Assets Impairment
During the first quarter 2018, we recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment, which were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and the resulting decreased revenues as a result of lower projected funded volume from our originations business, which replenishes our servicing portfolio.

Other Expenses, Net
Other expenses, net decreased $4.1 million and $8.8 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to an increase in gains on sale of real estate owned resulting from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue. Once certain criteria are met, the deferred revenue is recognized as gain on sale of real estate owned.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $(14.6) million for the nine months ended September 30, 2018, which were comprised of a $40.8 million write-down to servicer and protective advances and $1.7 million write-down to receivables, partially offset by increases of $11.7 million for internally developed technology, $11.2 million of intangible assets revaluation, including $10.0 million for trade names and $1.2 million of customer relationships, $4.2 million related to write-up of servicing rights carried at amortized cost and $1.1 million related to accrued liabilities.
Other Net Fair Value Gains (Losses)
On February 10, 2018, we elected fair value accounting for our residential loans and mortgage-backed debt held by the Residual Trusts in connection with fresh start accounting and, subsequently, interest income earned on loans of the Residual trusts, interest expense recognized on the mortgage-backed debt of the Residual trusts, and the related fair value gains or losses are recognized in other net fair value gains (losses). Net fair value gains (losses) related to the Residual Trusts were $(1.0) million and $2.6 million for the three and nine months ended September 30, 2018, respectively.
Gain on Sale of Business
Gain on sale of business of $67.7 million for the nine months ended September 30, 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.
Adjusted EBITDA
Adjusted EBITDA decreased $4.1 million and $12.1 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due to lower servicing fees and interest income on loans, offset in part by lower salaries and benefits, general and administrative expenses and interest expense.

Originations Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Originations segment (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Net gains on sales of loans	$46,789	$73,025	$(26,236)	(36)%	$117,262	$27,490	$217,639	$(72,887)	(33)%
Other revenues	6,817	8,243	(1,426)	(17)%	15,629	2,395	24,957	(6,933)	(28)%
Total revenues	53,606	81,268	(27,662)	(34)%	132,891	29,885	242,596	(79,820)	(33)%
Salaries and benefits (1)	24,979	26,939	(1,960)	(7)%	66,733	12,425	85,672	(6,514)	(8)%
General and administrative expenses (1)	16,355	18,704	(2,349)	(13)%	42,100	8,297	54,242	(3,845)	(7)%
Interest expense	7,870	7,831	39	—%	19,227	9,675	25,830	3,072	12%
Depreciation and amortization (1)	4,303	604	3,699	n/m	11,482	265	2,193	9,554	n/m
Goodwill and intangible assets impairment	—	—	—	—%	9,960	—	—	9,960	n/m
Intersegment retention expense	2,088	2,715	(627)	(23)%	5,588	858	10,072	(3,626)	(36)%
Total expenses	55,595	56,793	(1,198)	(2)%	155,090	31,520	178,009	8,601	5%
Fresh start accounting adjustments	—	—	—	—%	—	9,612	—	9,612	n/m
Income (loss) before income taxes	(1,989)	24,475	(26,464)	(108)%	(22,199)	7,977	64,587	(78,809)	(122)%

EBITDA adjustments
Depreciation and amortization	4,303	604	3,699	n/m	11,482	265	2,193	9,554	n/m
Goodwill and intangible assets impairment	—	—	—	—%	9,960	—	—	9,960	n/m
Fresh start accounting adjustments	—	—	—	—%	—	(9,612)	—	(9,612)	n/m
Interest expense	—	—	—	—%	—	6,579	—	6,579	n/m
Exit costs (1)	1,087	(27)	1,114	n/m	1,927	46	464	1,509	325%
Share-based compensation expense (benefit) (1)	77	(2)	79	n/m	77	14	(112)	203	(181)%
Other (1)	(226)	(2,295)	2,069	(90)%	(2,524)	(71)	(5,286)	2,691	(51)%
Total adjustments	5,241	(1,720)	6,961	n/m	20,922	(2,779)	(2,741)	20,884	n/m
Adjusted EBITDA	$3,252	$22,755	$(19,503)	(86)%	$(1,277)	$5,198	$61,846	$(57,925)	(94)%
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

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	Successor				Predecessor
	For the Three Months Ended September 30, 2018				For the Three Months Ended September 30, 2017
	Correspondent	Consumer	Wholesale	Total	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$1,618,062	$46,376	$93,382	$1,757,820	$1,367,934	$27,132	$142,985	$1,538,051
Refinance	467,716	751,212	58,098	1,277,026	535,241	1,101,745	125,879	1,762,865
Total	$2,085,778	$797,588	$151,480	$3,034,846	$1,903,175	$1,128,877	$268,864	$3,300,916

Funded Volume
Purchase	$1,765,728	$56,133	$100,595	$1,922,456	$1,623,985	$36,771	$152,552	$1,813,308
Refinance	482,316	844,668	63,996	1,390,980	595,570	1,108,258	141,769	1,845,597
Total	$2,248,044	$900,801	$164,591	$3,313,436	$2,219,555	$1,145,029	$294,321	$3,658,905

Sold Volume
Purchase	$1,790,673	$58,517	$106,710	$1,955,900	$1,803,889	$36,234	$142,353	$1,982,476
Refinance	455,918	846,614	53,465	1,355,997	648,089	1,092,276	119,377	1,859,742
Total	$2,246,591	$905,131	$160,175	$3,311,897	$2,451,978	$1,128,510	$261,730	$3,842,218

	Successor				Predecessor
	For the Period From February 10, 2018 Through September 30, 2018				For the Period From January 1, 2018 Through February 9, 2018
	Correspondent	Consumer	Wholesale	Total	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$3,556,365	$115,464	$293,651	$3,965,480	$469,586	$10,984	$85,749	$566,319
Refinance	1,003,273	2,138,835	181,140	3,323,248	214,761	516,531	69,464	800,756
Total	$4,559,638	$2,254,299	$474,791	$7,288,728	$684,347	$527,515	$155,213	$1,367,075

Funded Volume
Purchase	$3,493,381	$120,962	$329,928	$3,944,271	$480,025	$12,259	$57,829	$550,113
Refinance	1,018,859	2,348,227	208,468	3,575,554	190,656	377,717	45,751	614,124
Total	$4,512,240	$2,469,189	$538,396	$7,519,825	$670,681	$389,976	$103,580	$1,164,237

Sold Volume
Purchase	$3,296,412	$112,027	$329,679	$3,738,118	$533,367	$16,750	$64,966	$615,083
Refinance	988,121	2,309,918	202,867	3,500,906	204,408	483,012	62,479	749,899
Total	$4,284,533	$2,421,945	$532,546	$7,239,024	$737,775	$499,762	$127,445	$1,364,982

	Predecessor
	For the Nine Months Ended September 30, 2017
	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$5,664,779	$71,286	$383,282	$6,119,347
Refinance	2,317,957	3,648,559	333,269	6,299,785
Total	$7,982,736	$3,719,845	$716,551	$12,419,132

Funded Volume
Purchase	$5,826,645	$75,358	$321,085	$6,223,088
Refinance	2,418,903	3,941,509	294,880	6,655,292
Total	$8,245,548	$4,016,867	$615,965	$12,878,380

Sold Volume
Purchase	$5,964,701	$72,702	$267,516	$6,304,919
Refinance	2,564,891	4,114,100	261,809	6,940,800
Total	$8,529,592	$4,186,802	$529,325	$13,245,719
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and change in interest rates.
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

Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Realized gains on sales of loans (1)	$378	$17,619	$(17,241)	(98)%	$18,491	$2,923	$123,750	$(102,336)	(83)%
Change in unrealized gains on loans held for sale (1)	(3,881)	1,067	(4,948)	n/m	3,305	(8,871)	14,508	(20,074)	(138)%
Gains (losses) on interest rate lock commitments (1)(2)	(6,379)	3,137	(9,516)	(303)%	(8,331)	(5,002)	(16,957)	3,624	(21)%
Gains (losses) on forward sales commitments (1)(2)	7,023	(9,544)	16,567	(174)%	(6,829)	24,570	(32,950)	50,691	(154)%
Gains (losses) on MBS purchase commitments (1)(2)	(2,058)	(4,034)	1,976	(49)%	12,670	(872)	(6,252)	18,050	(289)%
Capitalized servicing rights (3)	46,817	58,730	(11,913)	(20)%	86,405	13,020	113,189	(13,764)	(12)%
Provision for repurchases	(1,446)	(1,846)	400	(22)%	(3,814)	(729)	(5,644)	1,101	(20)%
Interest income	6,299	7,927	(1,628)	(21)%	15,259	2,295	28,320	(10,766)	(38)%
Other	36	(31)	67	(216)%	106	156	(325)	587	(181)%
Net gains on sales of loans	$46,789	$73,025	$(26,236)	(36)%	$117,262	$27,490	$217,639	$(72,887)	(33)%
__________

(1)
Gains or losses on interest rate lock commitments, forward sales commitments, and MBS purchase commitments are principally offset by gains or losses included in realized gains on sales of loans or change in unrealized gains on loans held for sale.

(2)
Realized gains (losses) on freestanding derivatives were $(3.5) million and $(9.0) million for the three months ended September 30, 2018 and 2017, respectively, and $18.9 million, $7.9 million and $(12.6) million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

(3)
Includes revenues generated in connection with transfers of MSR to NRM of $9.8 million and $14.4 million for the three months ended September 30, 2018 and 2017, respectively, and $23.5 million, $3.8 million and $50.2 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding transactions with NRM.

The decrease in net gains on sales of loans of $26.2 million for the three months ended September 30, 2018 as compared to the same period of 2017 was primarily due to a lower day one margin due to a product mix shift towards lower margin correspondent and wholesale channels combined with pricing decreases in both the consumer and correspondent channels, as well as an overall lower volume of locked loans. This decrease was offset partially by an increase resulting from higher pull-through rates in the consumer channel.
The decrease in net gains on sales of loans of $72.9 million for the nine months ended September 30, 2018 as compared to the same period of 2017 was primarily due to an overall lower volume of locked loans as well as lower day one margin due to pricing decreases implemented in 2018. This decrease was offset partially by an increase resulting from higher pull-through rates in the consumer channel. In addition, net gains on sales of loans included a decrease in interest income on loans resulting from lower average loan balances, partially offset by higher average interest rates.
The three and nine months ended September 30, 2018 and 2017 included the benefit of higher margins from HARP, which is scheduled to expire on December 31, 2018. HARP is a federal program of the U.S. that helps homeowners refinance their mortgage. Our strategy includes significant efforts to maintain retention volumes through traditional refinancing opportunities and HARP, although we believe peak HARP refinancing occurred in prior periods.
Other Revenues
Other revenues consist primarily of origination fee income and interest income on cash and cash equivalents. Other revenues decreased $1.4 million and $6.9 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower origination fee income due to lower funded originations volume.
Salaries and Benefits
Salaries and benefits expense decreased $6.5 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to a $5.0 million decrease in base compensation resulting from a lower average headcount and a $3.1 million decrease in commissions and incentives consistent with lower funded originations volume.

General and Administrative Expenses
General and administrative expenses decreased $2.3 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to $2.9 million of lower loan origination expense due to a lower volume of funded loans and $1.6 million in other cost savings, partially offset by $2.4 million of lower reduction to the representations and warranties reserve resulting from quarterly assumption and adequacy updates.
General and administrative expenses decreased $3.8 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to $5.7 million of lower loan origination expense due to a lower volume of funded loans, partially offset by $2.6 million of lower reduction to the representations and warranties reserve resulting from quarterly assumption and adequacy updates.
Interest Expense
Interest expense increased $3.1 million for the nine months ended September 30, 2018 as compared to the same period of 2017 driven by a $6.3 million increase in amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. This amortization was offset in part by a $3.2 million decrease in interest expense related to the warehouse facilities due to lower average borrowings, partially offset by a higher average interest rate on the Exit Warehouse Facilities. The DIP Warehouse Facilities and Exit Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.
Depreciation and Amortization
Depreciation and amortization increased $3.7 million and $9.6 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily due to an increase in amortization expense as a result of recording a new intangible asset for wholesale and correspondent relationships on February 10, 2018 in connection with fresh start accounting.
Goodwill and Intangible Assets Impairment
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
During the second quarter of 2018, we recorded intangible assets impairment of $1.0 million related to the trade names of the Originations segment. We tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations revenues.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by the Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $3.6 million during the nine months ended September 30, 2018 as compared to the same period of 2017 was due primarily to lower overall consumer retention volume related in part to a smaller owned MSR portfolio.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $9.6 million for the nine months ended September 30, 2018, which were comprised of a $24.2 million increase in intangible assets, including $19.0 million for wholesale and correspondent relationships and $5.2 million for trade names, $22.0 million for internally developed technology and $2.2 million related to accrued liabilities, partially offset by a $38.8 million decrease in goodwill.
Adjusted EBITDA
Adjusted EBITDA declined $19.5 million and $57.9 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower net gains on sales of loans.

Reverse Mortgage Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Net fair value gains on reverse loans and related HMBS obligations	$22,613	$1,810	$20,803	n/m	$21,764	$10,576	$24,384	$7,956	33%
Net servicing revenue and fees	6,145	6,452	(307)	(5)%	15,454	2,029	21,043	(3,560)	(17)%
Other revenues	1,690	821	869	106%	3,858	602	1,558	2,902	186%
Total revenues	30,448	9,083	21,365	235%	41,076	13,207	46,985	7,298	16%
Interest expense	14,956	6,431	8,525	133%	35,287	11,956	13,110	34,133	260%
Salaries and benefits (1)	9,430	11,287	(1,857)	(16)%	24,348	4,752	37,275	(8,175)	(22)%
General and administrative expenses (1)	6,818	11,141	(4,323)	(39)%	20,537	4,186	27,510	(2,787)	(10)%
Depreciation and amortization (1)	437	592	(155)	(26)%	1,187	228	2,455	(1,040)	(42)%
Other expenses, net	1,412	1,327	85	6%	3,639	641	3,980	300	8%
Total expenses	33,053	30,778	2,275	7%	84,998	21,763	84,330	22,431	27%
Fresh start accounting adjustments	—	—	—	—%	—	7,423	—	7,423	n/m
Loss before income taxes	(2,605)	(21,695)	19,090	(88)%	(43,922)	(1,133)	(37,345)	(7,710)	21%

EBITDA Adjustments
Fair value to cash adjustment to reverse loans	2,160	19,480	(17,320)	(89)%	40,874	(1,704)	34,858	4,312	12%
Fresh start accounting adjustments	—	—	—	—%	—	(7,423)	—	(7,423)	n/m
Interest expense	—	—	—	—%	—	7,146	—	7,146	n/m
Amortization of servicing rights and other fair value adjustments	400	366	34	9%	1,250	680	1,148	782	68%
Depreciation and amortization	437	592	(155)	(26)%	1,187	228	2,455	(1,040)	(42)%
Exit costs (1)	68	30	38	127%	433	29	1,217	(755)	(62)%
Share-based compensation expense (1)	17	29	(12)	(41)%	17	4	195	(174)	(89)%
Other (1)	86	43	43	100%	364	117	(13)	494	n/m
Total adjustments	3,168	20,540	(17,372)	(85)%	44,125	(923)	39,860	3,342	8%
Adjusted EBITDA	$563	$(1,155)	$1,718	(149)%	$203	$(2,056)	$2,515	$(4,368)	(174)%
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

	Successor		Predecessor
	For the Period From February 10, 2018 Through September 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Nine Months Ended September 30, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	49,668	$9,752,277	50,182	$9,776,747	56,550	$10,340,727
New business added (1)	4,515	893,131	955	171,825	4,500	895,250
Other additions (2)	—	457,068	—	78,568	—	587,389
Payoffs and curtailments	(7,213)	(1,463,872)	(1,469)	(274,863)	(9,111)	(1,852,099)
Balance at end of the period	46,970	$9,638,604	49,668	$9,752,277	51,939	$9,971,267
__________

(1)	Includes Ginnie Mae buyout loans sold with subservicing retained consisting of $254.0 million in unpaid principal balance during the period from February 10, 2018 through September 30, 2018.

(2)	Other additions to the principal balance serviced relate to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our total reverse loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	At September 30, 2018		At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	46,970	$9,638,604	50,182	$9,776,747
On-balance sheet residential loans and real estate owned	48,088	8,741,563	54,732	9,573,804
Total reverse loan servicing portfolio	95,058	$18,380,167	104,914	$19,350,551
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.12% and 0.13% at September 30, 2018 and December 31, 2017, respectively.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Interest income on reverse loans	$106,277	$113,519	$(7,242)	(6)%	$276,749	$47,116	$340,465	$(16,600)	(5)%
Interest expense on HMBS related obligations (1)	(86,365)	(99,153)	12,788	(13)%	(228,336)	(40,427)	(302,879)	34,116	(11)%
Net interest income on reverse loans and HMBS related obligations	19,912	14,366	5,546	39%	48,413	6,689	37,586	17,516	47%

Change in fair value of reverse loans	(17,657)	(66,121)	48,464	(73)%	(97,268)	(15,640)	(177,886)	64,978	(37)%
Change in fair value of HMBS related obligations	20,358	53,565	(33,207)	(62)%	70,619	19,527	164,684	(74,538)	(45)%
Net change in fair value on reverse loans and HMBS related obligations	2,701	(12,556)	15,257	(122)%	(26,649)	3,887	(13,202)	(9,560)	72%
Net fair value gains on reverse loans and related HMBS obligations	$22,613	$1,810	$20,803	n/m	$21,764	$10,576	$24,384	$7,956	33%
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.
Net fair value gains on reverse loans and related HMBS obligations include the contractual interest income earned on reverse loans, including those not yet securitized or no longer in securitization pools, net of interest expense on HMBS related obligations, and the change in fair value of these assets and liabilities. Included in the change in fair value are gains due to loan originations that currently only include tails since we exited the reverse mortgage originations business during the first quarter of 2017. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit, interest, servicing fees, and mortgage insurance premiums. Economic gains and losses result from the pricing of an aggregated pool of loans exceeding the cost of the origination or acquisition of the loan as well as the change in fair value resulting from changes to market pricing on HECMs and HMBS. No gain or loss is recognized as a result of the securitization of reverse loans as these transactions are accounted for as secured borrowings. However, HECMs and HMBS related obligations are marked to fair value, which can result in a net gain or loss related to changes in market pricing.
Net interest income on reverse loans and HMBS related obligations increased $5.5 million and $17.5 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily as a result of a decrease in HMBS related obligations resulting from an increase in buyouts. If the net interest income were adjusted for interest expense from debt financing on master repurchase agreements, there would have been a $3.0 million and a $9.5 million decrease for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $2.1 million and $5.2 million during the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily due to our exit from the reverse mortgage originations business, partially offset by a shift in mix from lower margin new originations to higher margin tails. Net non-cash fair value losses decreased $17.3 million in the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to improved market pricing in the third quarter of 2018 versus a decline in market pricing in the third quarter of 2017. Net non-cash fair value losses increased $4.3 million in the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to the valuation model assumption adjustments for buyout loans and changes in market pricing during 2018.

Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rates utilized in the valuation of reverse loans and HMBS related obligations have increased from 30.23% and 32.07%, respectively, at December 31, 2017 to 33.00% and 35.52%, respectively, at September 30, 2018 primarily due to the aging and runoff of the portfolio.
Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Funded volume	$63,667	$90,514	$(26,847)	(30)%	$167,611	$40,282	$314,206	$(106,313)	(34)%
Securitized volume (1)	62,989	90,566	(27,577)	(30)%	177,323	25,638	345,065	(142,104)	(41)%
__________

(1)
Securitized volume includes $63.0 million and $90.1 million of tails securitized for the three months ended September 30, 2018 and 2017, respectively, and $177.3 million, $25.6 million and $266.0 million of tails securitized for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively. Tail draws associated with the HECM IDL product were $33.3 million and $52.6 million for the three months ended September 30, 2018 and 2017, respectively, and $94.9 million, $15.1 million and $152.1 million for the period from February 10, 2018 through September 30, 2018, the period from January 1, 2018 through February 9, 2018 and the nine months ended September 30, 2017, respectively.

Funded and securitized volumes decreased for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 primarily due to our exit from the reverse mortgage originations business in January 2017 and aging of the portfolio. There are no longer any reverse loans in the originations pipeline, and we have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn tails available to customers. Refer to Note 14 to Consolidated Financial Statements for additional information regarding exit activities.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Servicing fees	$2,949	$3,228	$(279)	(9)%	$7,667	$1,374	$9,967	$(926)	(9)%
Performance fees	1,564	1,873	(309)	(16)%	4,100	634	6,768	(2,034)	(30)%
Ancillary and other fees	2,032	1,716	316	18%	4,937	701	5,455	183	3%
Servicing revenue and fees	6,545	6,817	(272)	(4)%	16,704	2,709	22,190	(2,777)	(13)%
Amortization of servicing rights	(400)	(365)	(35)	10%	(1,250)	(680)	(1,147)	(783)	68%
Net servicing revenue and fees	$6,145	$6,452	$(307)	(5)%	$15,454	$2,029	$21,043	$(3,560)	(17)%
The decline in net servicing revenue and fees of $3.6 million in the nine months ended September 30, 2018 as compared to the same period of 2017 was due primarily to a decrease in performance fees for the management of real estate owned and a decrease in the servicing fees due to portfolio runoff.
Interest Expense
Interest expense increased $8.5 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to higher average borrowings on master repurchase agreements as a result of higher buyout loan levels, and a higher average cost of debt related to the interest rate on the Exit Warehouse Facilities.

Interest expense increased $34.1 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to higher average borrowings on master repurchase agreements as a result of higher buyout loan levels, and a higher average cost of debt related to the interest rate on the Exit Warehouse Facilities and $7.1 million in amortization of debt issuance costs incurred in connection with the DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. The DIP Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.
Salaries and Benefits
Salaries and benefits expense decreased $1.9 million and $8.2 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, due primarily to lower compensation and benefits as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business in 2017. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 100 full-time employees from 600 at September 30, 2017 to 500 at September 30, 2018.
General and Administrative Expenses
General and administrative expenses decreased $4.3 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to a decrease in curtailment-related accruals of $5.9 million, partially offset by increases of $0.7 million in contractor fees and outsourcing, $0.6 million in bank and trust-related expenses and $0.6 million due to higher loss accruals.
General and administrative expenses decreased $2.8 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to decreases of $10.1 million in curtailment-related accruals and $1.1 million in rental expense, partially offset by increases of $4.5 million due to higher loss accruals, $2.8 million in bank fees primarily relating to the sale of defaulted reverse Ginnie Mae buyout loans and $2.7 million in contractor fees and outsourcing.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $7.4 million for the nine months ended September 30, 2018, which were comprised of $5.6 million in real estate owned fair value adjustments, $2.0 million related to accrued liabilities and $1.2 million of MSR fair value adjustments, partially offset by $1.4 million in advances fair value adjustments.
Adjusted EBITDA
Adjusted EBITDA improved $1.7 million for the three months ended September 30, 2018 as compared to the same period of 2017 primarily due to an increase in net interest income on reverse loans and related HMBS obligations and a decline in general and administrative expenses, offset by higher interest expense related to higher average borrowings on master repurchase agreements resulting from higher buyout loan levels.
Adjusted EBITDA decreased $4.4 million for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to higher interest expense related to higher average borrowings on master repurchase agreements resulting from higher buyout loan levels, partially offset by an increase in net interest income on reverse loans and related HMBS obligations and a decline in salaries and benefits.

Corporate and Other Non-Reportable Segment

	Successor	Predecessor			Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	Variance		For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017	Variance
			$	%				$	%
Net servicing revenue and fees	$16	$—	$16	n/m	$39	$—	$—	$39	n/m
Other revenues	676	181	495	273%	1,052	89	891	250	28%
Total revenues	692	181	511	282%	1,091	89	891	289	32%
Interest expense	31,401	35,640	(4,239)	(12)%	80,486	7,519	105,863	(17,858)	(17)%
General and administrative (1)	17,656	25,514	(7,858)	(31)%	45,925	6,753	57,939	(5,261)	(9)%
Salaries and benefits (1)	12,869	10,799	2,070	19%	30,941	6,048	33,497	3,492	10%
Depreciation and amortization (1)	273	172	101	59%	719	65	533	251	47%
Other expenses	14	134	(120)	(90)%	90	7	637	(540)	(85)%
Total expenses	62,213	72,259	(10,046)	(14)%	158,161	20,392	198,469	(19,916)	(10)%
Reorganization items and fresh start accounting adjustments	(2,616)	—	(2,616)	n/m	(2,726)	462,116	—	459,390	n/m
Other net fair value gains	4,114	4,339	(225)	(5)%	8,481	3,582	2,635	9,428	358%
Net losses on extinguishment of debt	(146)	(959)	813	(85)%	(1,353)	(864)	(959)	(1,258)	131%
Other	11,187	—	11,187	n/m	18,386	—	—	18,386	n/m
Total other gains	12,539	3,380	9,159	271%	22,788	464,834	1,676	485,946	n/m
Income (loss) before income taxes	(48,982)	(68,698)	19,716	(29)%	(134,282)	444,531	(195,902)	506,151	(258)%

EBITDA adjustments
Reorganization items and fresh start accounting adjustments	2,616	—	2,616	n/m	2,726	(462,116)	—	(459,390)	n/m
Interest expense	31,401	35,640	(4,239)	(12)%	80,486	7,519	105,863	(17,858)	(17)%
Transaction costs	1,357	15,569	(14,212)	(91)%	3,482	(55)	25,532	(22,105)	(87)%
Share-based compensation expense (1)	521	725	(204)	(28)%	1,894	507	1,747	654	37%
Exit costs (1)	623	580	43	7%	1,866	45	2,234	(323)	(14)%
Depreciation and amortization	273	172	101	59%	719	65	533	251	47%
Other	(3,742)	(3,228)	(514)	16%	(5,109)	(583)	3,962	(9,654)	(244)%
Total adjustments	33,049	49,458	(16,409)	(33)%	86,064	(454,618)	139,871	(508,425)	(363)%
Adjusted EBITDA	$(15,933)	$(19,240)	$3,307	(17)%	$(48,218)	$(10,087)	$(56,031)	$(2,274)	4%
__________

(1)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Other Revenues
Other revenues related to the Corporate and Other non-reportable segment consist primarily of other interest income, investment income and, during 2017, asset management advisory fees.
Interest Expense
Interest expense decreased $4.2 million and $17.9 million for the three and nine months ended September 30, 2018 as compared to the same periods of 2017, respectively, primarily as a result of the extinguishment of the Senior Notes and Convertible Notes in connection with our emergence from bankruptcy and $189.6 million of corporate debt payments made during 2018, offset in part by the issuance of the Second Lien Notes and higher interest rates on post-bankruptcy debt.

General and Administrative Expenses
General and administrative expenses decreased $7.9 million for the three months ended September 30, 2018 as compared to the same period of 2017 primarily due to $14.4 million in lower costs related to our debt restructure initiative in 2017 and a $3.0 million reimbursement from an insurance carrier related to the settlement of corporate shareholder lawsuits in 2018, offset in part by $10.5 million in amortization of the Clean-up Call Agreement inducement fee in 2018.
General and administrative expenses decreased $5.3 million for the nine months ended September 30, 2018 as compared to the same period of 2017 primarily due to $21.6 million in lower costs related to our debt restructure initiative in 2017 and a $3.0 million reimbursement from an insurance carrier related to the settlement of corporate shareholder lawsuits in 2018, offset in part by $17.8 million in amortization of the Clean-up Call Agreement inducement fee in 2018.
Salaries and Benefits
Salaries and benefits increased $2.1 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to an increase of $2.3 million in compensation and benefits.
Salaries and benefits increased $3.5 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to an increase of $2.9 million in compensation and benefits and an increase of $1.2 million in recruiting fees related to senior executives during 2018.
Reorganization Items and Fresh Start Accounting Adjustments
We recorded reorganization items and fresh start accounting adjustments of $459.4 million during the nine months ended September 30, 2018. These items resulted primarily from $556.9 million related to the cancellation of corporate debt and $74.8 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders.
Other Net Fair Value Gains
Other net fair value gains increased $9.4 million during the nine months ended September 30, 2018 as compared to the same period of 2017 driven by an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts during 2018.
Other Gains
We recorded other gains of $11.2 million and $18.4 million during the three and nine months ended September 30, 2018, respectively, primarily in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of several of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trusts. These gains are offset by the amortization of the inducement fee recorded in general and administrative expenses during the period as discussed above. Refer to Note 5 to the Consolidated Financial Statements for additional information on the exercise of the mandatory clean-up call obligation.
Adjusted EBITDA
Adjusted EBITDA improved $3.3 million for the three months ended September 30, 2018 as compared to the same period of 2017 due primarily to lower general and administrative expenses, partially offset by higher salaries and benefits.
Adjusted EBITDA declined $2.3 million for the nine months ended September 30, 2018 as compared to the same period of 2017 due primarily to higher salaries and benefits.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations, including funding MSR acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans and mortgage loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements. At September 30, 2018, our liquidity was $140.2 million.

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
In the normal course of business, we utilize mortgage loan servicing advance facilities and master repurchase agreements with various counterparties to finance, on a short-term basis, mortgage loan related servicing advances, the repurchase of HECMs out of Ginnie Mae securitization pools, and funding of newly originated mortgage loans. Each of these facilities is typically subject to annual renewal and contain provisions, that in certain circumstances, could prevent us from utilizing any unused capacity under such facility and/or that could accelerate the repayment of amounts under such facility. Additionally, we may utilize other transaction structures to finance the repurchase of HECMs out of Ginnie Mae securitization pools.
Our ability to fund our operating businesses is a significant factor that affects our liquidity and our ability to operate and grow our businesses. Our subsidiaries are dependent on the ability to secure these types of arrangements on acceptable terms and to renew, replace or resize existing financing facilities as they expire. Continued growth in Ginnie Mae buyout loan activity will require us to continue to seek additional Ginnie Mae buyout financing or to otherwise sell or securitize Ginnie Mae buyout assets. Our current facilities expire during February and April 2019 and the successful renewal or replacement of these facilities is a critical part of our plans to meet our obligations.
If we fail to renew or to comply with the terms of a facility that results in an event of default or breach of covenant without obtaining a waiver or amendment, we may be subject to cross default provisions with other indebtedness, termination of future funding, enforcement of liens against assets securing the respective facility, acceleration of outstanding obligations, or other adverse actions.
We intend to renew, replace or extend our facilities and obtain waivers or amendments as needed. We have historically been able to renew, replace and extend these facilities. Certain of these and other financing arrangements contain restrictions, covenants and representations and warranties that, among other conditions, require us to satisfy specified financial covenants and asset eligibility. In the past, we have obtained waivers or amendments from certain lenders in order to maintain compliance with certain covenants and other terms of the financing facilities. While we have been able to renew, replace or extend these facilities and obtain waivers or amendments as needed in the past, there can be no assurance that we will be able to successfully do so in the future.
In developing our liquidity forecast we consider how our liquidity needs are impacted by various factors, including maximum needs during each month, changes to assets and liabilities due to business operations, and working capital needs. Based on forecasted results and cash flows, management determined that there were material uncertainties regarding our ability to meet the minimum required profitability levels, as well as to maintain the minimum level of cash liquidity required at all times under covenants imposed by certain of our creditors and other counterparties and, because of these uncertainties, we sought amendments to these covenants. On August 6, 2018, we entered into amendments with certain of our creditors to amend the profitability covenant at Ditech Financial for the third quarter of 2018 to permit a loss, the liquidity requirements at Ditech Financial and RMS and the advance rate at Ditech Financial.

We continue to forecast reductions in liquidity that may become more challenging if there is further deterioration due to required repayment terms and restrictive covenants of the 2018 Term Loan, further increases in Ginnie Mae buyout loans, an inability to execute on planned MSR sales and other transactions, recurring operating losses and negative cash flows in certain of our segments, including unforeseen increased collateral posting requirements and/or negative impacts from market conditions. To address this situation, we are focused on liquidity and cash generation. The following actions have been completed to improve our liquidity position:

•
In April 2018, we entered into an additional master repurchase agreement that provides up to $212.0 million in total capacity, and a minimum of $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. In September 2018, this facility was amended to, among other things, increase the total and committed borrowing capacity by an additional $200.0 million effective October 1, 2018.

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

•
In August 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ended September 30, 2018, as applicable to the terms of each agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenants included in the DAAT Facility, the DPAT II Facility and each of Ditech Financial's and RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement. In November 2018, the profitability covenants included in the DAAT Facility, the DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending December 31, 2018.

•	In October 2018, we executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned.

•	Various expense reduction initiatives have been implemented across the organization and are continuing as noted below.
In addition, we have developed a liquidity plan consisting of various steps to improve our liquidity position, which may involve one or more of the following:

•
Our leadership team continues the transformation of the operating businesses by aggressively evaluating and implementing further cost reductions, operational enhancements and streamlining of the businesses including, but not limited to, the following initiatives:

◦	Re-alignment of resources in our Reverse segment to more efficiently and effectively monetize claims.

◦
Continued focus on monetizing advance receivables and actions implemented to date have materially reduced advance balances from $813.4 million at December 31, 2017 to $467.7 million at September 30, 2018, generating $51.4 million of liquidity net of repayments on the related servicing advance liabilities. Further, we have added resources fully dedicated to driving down advance balances to more normalized levels in the near term, which is a key assumption in our liquidity projections.

◦	Pursue additional expense rationalization opportunities including the restructuring of certain contracts, leases and agreements.

◦	Continued optimization of systems and processes to improve operational efficiency within our segments.

•
We are currently working with new lenders to increase and diversify financing capacity for Reverse Ginnie Mae buyout loans and new mortgage loan originations in an amount sufficient to provide adequate financing capacity.

•	We intend to continue disposing of defaulted Reverse Ginnie Mae buyout loans in order to meet future buyout funding requirements.

•
The level of Reverse Ginnie Mae buyout funding that is needed in the future is expected to be impacted by HUD Mortgagee Letter 2018-08, effective October 22, 2018, which modifies existing guidance regarding the submission of HECM assignments to HUD and is expected to expedite HUD’s acceptance and payment of certain assignment claims. We are in the early stage of assessing the impact of the mortgagee letter to our business but believe the impact of this updated guidance will be a net positive to our liquidity position. Accordingly, at this time, we are unable to accurately estimate the ultimate amount or timing of the liquidity benefit.

•
We intend to sell additional MSR assets in our Servicing segment if necessary to ensure adequate liquidity levels are maintained; however, such sales may have a negative impact on future results of operations, including revenue and net income. Additionally, our ability to close MSR sales may be impacted by market conditions, which could affect valuation and timeframes to close and execute such transactions. Although these risks exist, we believe there are sufficient marketable MSR assets available to alleviate foreseeable liquidity shortfalls for the next twelve months from the date of issuance of these financial statements.

In response to certain inquiries received by our Board of Directors, during the second quarter of 2018 our Board of Directors initiated a process to evaluate strategic alternatives. This process is being conducted with the assistance of financial and legal advisors. The Strategic Review is ongoing, and in connection therewith we are considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of our assets, and/or a recapitalization of the Company.
Based on analyses prepared by us and our financial advisors in connection with the Strategic Review (including analyses of proposals received by us during such review), analyses we prepare from time to time in connection with our internal business planning processes, and the risks and uncertainties that could adversely impact our liquidity plan, our management and Board of Directors determined that the actions we have taken to date and actions that we plan to take in the future to improve our liquidity position, including those discussed above, may not be adequate to meet our future obligations beyond the next twelve months.
Therefore, in connection with the Strategic Review, during the fourth quarter of 2018, we entered into non-disclosure agreements with, and we and our financial and legal advisors began to have discussions with, certain of our corporate debt holders and their advisors regarding potential strategic transactions that may involve implementation through an in-court supervised Chapter 11 process.
There can be no assurance that our Strategic Review will result in any transaction, nor can there be any assurance that any transaction we do execute will result in any value being delivered to our existing stockholders.
We continue to actively refine our liquidity plan and intend to take all appropriate actions in an effort to ensure that we have adequate liquidity to meet our debt service obligations and other liabilities and commitments. Based on the assessment of our liquidity for the next twelve months from the date of issuance of these financial statements, management has concluded that while there can be no assurance that our recent and future actions will be successful in mitigating the above risks and uncertainties including the impact of market conditions and our ability to close MSR sales and other transactions at valuations and within timeframes necessary to maintain sufficient liquidity levels, our current plans, which are considered probable of occurring, provide enough liquidity to meet our obligations over the next twelve months from the date of issuance of these financial statements. However, the potential for an in-court supervised Chapter 11 process in order to implement a strategic transaction as discussed above raises substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern. As we continue to pursue a strategic transaction, we will assess the impact of such a transaction on our ability to continue as a going concern in future periods.
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
As part of our Exit Warehouse Facilities, the DAAT Facility and DPAT II Facility have maximum capacity sub-limits of $465.0 million and $85.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPAT II Facility is based on the lender's applicable index, plus a per annum margin of 2.25%. No other notes have been issued under these facilities. We may repay and redraw the variable funding notes issued for 364 days from and including February 12, 2018, subject to the satisfaction of various funding conditions including Ditech Holding not being in default under warehouse, repurchase, credit or other similar agreements relating to indebtedness in excess of certain amounts and there being no breaches of representations, warranties and covenants by us under the DAAT and DPAT II transaction agreements. If such 364-day period is not extended, the variable funding notes will become due and payable on February 11, 2019. These facilities, together with the Ditech Financial Exit Master Repurchase Agreement and the RMS Exit Master Repurchase Agreement are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities agreements. At September 30, 2018, Ditech Financial had $226.6 million outstanding under the DAAT Facility and DPAT II Facility, collectively, on advances totaling $249.0 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.6 billion.

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
In August 2018, the profitability covenants included in the DAAT Facility and the DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ended September 30, 2018, as applicable to the terms of each respective agreement. Additionally, the liquidity covenants included in the DAAT Facility and the DPAT II Facility were amended to reduce the liquidity requirements for the remaining term of each agreement. Ditech Financial was in compliance with the terms of the DAAT Facility and DPAT II Facility, including financial covenants, at September 30, 2018. In November 2018, the profitability covenants included in the DAAT Facility and the DPAT II Facility were amended to allow for a net loss under such covenants for the quarter ending December 31, 2018.
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
On February 9, 2018, in connection with the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the Ditech Financial Exit Master Repurchase Agreement amended under the DIP Warehouse Facilities continues to provide financing for Ditech Financial's origination business. Upon the Effective Date, the Ditech Financial Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25%, and increase the maximum capacity sub-limit available to finance Ditech Financial's origination business from $750.0 million to $1.0 billion. The Ditech Financial Exit Master Repurchase Agreement, together with the RMS Exit Master Repurchase Agreement and the DAAT and DPAT II Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. At September 30, 2018, the Ditech Financial Exit Master Repurchase Agreement had an outstanding balance of $595.4 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.6 billion.
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
In August 2018, the profitability covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to allow for a net loss under such covenant for the quarter ended September 30, 2018, as applicable to the terms of the agreement. Additionally, the amendment reduced the advance rate with respect to certain mortgage loans financed under the Ditech Financial Exit Master Repurchase Agreement. Furthermore, the liquidity covenant included in the Ditech Financial Exit Master Repurchase Agreement was amended to reduce the liquidity requirements for the remaining term of the agreement. Ditech Financial was in compliance with the terms of the master repurchase agreement, including financial covenants, at September 30, 2018. In November 2018, the profitability covenants included in the Ditech Financial Exit Master Repurchase Agreement were amended to allow for a net loss under such covenants for the quarter ending December 31, 2018.
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

Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At September 30, 2018, our maximum exposure to repurchases due to potential breaches of representations and warranties was $66.7 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through September 30, 2018, adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales during this period were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Balance at beginning of the period	$13,698	$19,269	$16,486	$16,792	$22,094
Provision for new sales	1,446	1,846	3,815	728	5,644
Change in estimate of existing reserves	(845)	(3,213)	(5,611)	(1,001)	(9,227)
Net realized losses on repurchases	(1,034)	(849)	(1,425)	(33)	(1,458)
Balance at end of the period	$13,265	$17,053	$13,265	$16,486	$17,053
Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	Successor		Predecessor
	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	27	$6,197	31	$6,722
Repurchases and indemnifications	(9)	(1,780)	(1)	(400)
Claims initiated	48	9,926	52	9,790
Rescinded	(29)	(6,615)	(34)	(7,060)
Balance at end of the period	37	$7,728	48	$9,052

	Successor		Predecessor
	For the Period From February 10, 2018 Through September 30, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Nine Months Ended September 30, 2017
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	23	$4,740	31	$6,674	29	$5,974
Repurchases and indemnifications	(23)	(4,155)	(5)	(754)	(21)	(4,538)
Claims initiated	111	24,270	15	3,295	111	22,055
Rescinded	(74)	(17,127)	(18)	(4,475)	(71)	(14,439)
Balance at end of the period	37	$7,728	23	$4,740	48	$9,052

The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at September 30, 2018, based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Successor
Unpaid Principal Balance
2013	$7,360,603
2014	9,186,863
2015	13,517,609
2016	14,151,378
2017	14,012,039
2018	8,466,891
Total	$66,695,383
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
On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the DIP Warehouse Facilities began transitioning into the Exit Warehouse Facilities, whereupon the RMS Exit Master Repurchase Agreement continues to provide financing for repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. Upon the Effective Date, the RMS Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019 and change the interest rate to the lender's applicable index, plus a per annum margin of 3.25%. The RMS Exit Master Repurchase Agreement, together with the Ditech Financial Exit Master Repurchase agreement and the DAAT and DPAT II Facilities are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our Exit Warehouse Facilities. At September 30, 2018, the RMS Exit Master Repurchase Agreement had an outstanding balance of $758.8 million, and the Exit Warehouse Facilities in total had an outstanding balance of $1.6 billion.
On April 23, 2018, we entered into a new master repurchase agreement that provides up to $212.0 million in total capacity, and no less than $200.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. The interest rate on this facility is based on the applicable index rate plus 3.25%. At September 30, 2018, this master repurchase agreement had an outstanding balance of $195.4 million. On September 28, 2018, this facility was amended to, among other things, increase the total and committed borrowing capacity by an additional $200.0 million effective October 1, 2018.
The RMS master repurchase agreements contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. In August 2018, the liquidity covenants included in each of RMS's master repurchase agreements were amended to reduce the liquidity requirements for the remaining term of each agreement. RMS was in compliance with the terms of each of its master repurchase agreements, including financial covenants, at September 30, 2018.

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
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At September 30, 2018, we had $7.5 billion in unpaid principal balance outstanding on the HMBS related obligations. At September 30, 2018, $7.3 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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

Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017
Balance at beginning of the period	$1,045,277	$625,074	$970,382	$808,508	$346,983
Repurchases and other additions (1)	470,656	458,489	1,071,348	257,078	968,494
Liquidations	(243,664)	(376,545)	(769,461)	(95,204)	(608,459)
Balance at end of the period (2)	$1,272,269	$707,018	$1,272,269	$970,382	$707,018
__________

(1)	Other additions to the principal balance relate to interest, servicing fees, mortgage insurance and advances.

(2)	The balance at September 30, 2018 included $30.5 million of real estate owned.
Our repurchases of reverse loans and real estate owned have increased significantly during the three and nine months ended September 30, 2018 as compared to the same periods of 2017. We expect these required repurchases to continue to increase as a greater percentage of HECMs and real estate owned are reaching 98% of their maximum claim amount. At September 30, 2018, we had commitments to repurchase reverse loans and real estate owned of $156.8 million, and we had $57.7 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. Our repurchases of reverse loans and real estate owned are projected to be approximately $508.0 million during the fourth quarter of 2018 and $2.0 billion and $1.0 billion during the years ending December 31, 2019 and 2020, respectively. Effective October 1, 2018, as discussed above, we increased this borrowing capacity by an additional $200.0 million. Additionally, in October 2018, we executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund future loan repurchases. Refer to Notes 6 and 23 of the Consolidated Financial Statements for further discussion.
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
As servicer of reverse loans, we are also obligated to fund additional borrowings by customers in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. At September 30, 2018, our commitment to fund additional borrowings by customers, which was available to be drawn by borrowers, was $1.0 billion. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.

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
The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an original principal amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR “floor” of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $79.0 million during the period from February 10, 2018 through September 30, 2018 and $110.6 million during the period from January 1, 2018 through February 9, 2018. The balance outstanding on the 2018 Term Loan was $1.0 billion at September 30, 2018. We are required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
December 2018	$7,500
March 2019	10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
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

The 2018 Credit Agreement contains financial covenants requiring compliance with certain asset coverage ratios and, commencing in 2020 as described below, an interest expense coverage ratio and a first lien net leverage ratio. As of September 30, 2018, we were required to meet two asset coverage ratios: Asset Coverage Ratio A and Asset Coverage Ratio B. These ratios were calculated in accordance with the terms of the 2018 Credit Agreement, as amended, and are detailed below. Capitalized terms are defined in the 2018 Credit Agreement.

Asset Coverage Ratio A Calculation (dollars in thousands):
		Successor
		September 30, 2018
a	the Balance Sheet Value of “Cash and cash equivalents”;	$187,197
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	710,728
c	the Balance Sheet Value of “Servicer and protective advances, net” minus the Balance Sheet Value of “Servicing advance liabilities”;	241,103
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
		400,525
e	the Balance Sheet Value of total assets less total liabilities of the Residual Trusts;	8,052
f	the Balance Sheet Value of “Premises and equipment, net”;	70,504
g	the Balance Sheet Value of “Receivables, net” minus the Balance Sheet Value of “Receivables, net” related to the Non-Residual Trusts; and	98,960
h	the sum of (i) the Balance Sheet Value of “Other assets, net” minus (ii) the sum of (y) the Balance Sheet Value of “Other assets” related to the Residual Trusts and Non-Residual Trusts and (z) the Balance Sheet Value of REO assets, which are in reverse GNMA securitization pools and any GNMA Buyout REOs included in “Net Assets A” pursuant to clause (d) above;	80,055
	Net Assets A	$1,797,124
	First Lien Indebtedness (2018 Term Loan Balance)	$1,040,026

	Asset Coverage Ratio A	1.73	x

	Minimum Requirement	1.45x

Asset Coverage Ratio B Calculation (dollars in thousands):
		Successor
		September 30, 2018
a	the lesser of (i) the Balance Sheet Value of “Cash and cash equivalents” or (ii) $250,000	$187,197
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	710,728
c	(if positive) (i) the then-applicable Servicer and Protective Advance Percentage multiplied by the Balance Sheet Value of “Servicer and protective advances, net” minus (ii) the Balance Sheet Value of “Servicing advance liabilities”;	217,718
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
		202,494
e	the sum of 75% of (i) the Balance Sheet Value of “total assets” minus (ii) the Balance Sheet Value of “total liabilities”, in each case, of the Residual Trusts;	6,039
f	50% of MSR Holdback Receivables; and	8,469
g	75% of Servicing Fee Receivables;	17,313
	Net Assets B	$1,349,958
	First Lien Indebtedness (2018 Term Loan Balance)	$1,040,026

	Asset Coverage Ratio B	1.30	x

	Minimum Requirement	1.00x
On March 29, 2018, we entered into an amendment to 2018 Credit Agreement to (i) waive our compliance with the first lien net leverage ratio covenant and the interest expense coverage ratio covenant until the test period ending March 31, 2020, (ii) require us to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which the Company satisfied during the three months ended September 30, 2018, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into the amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which paid interest semi-annually at an interest rate of 7.875% and were scheduled to mature on December 15, 2021. The outstanding principal balance on the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of Senior Notes as well as accrued interest on the Senior Notes of $19.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) Mandatorily Convertible Preferred Stock.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290.0 million aggregate principal amount of Convertible Notes. The Convertible Notes paid interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and were scheduled to mature on November 1, 2019. The outstanding principal balance on the Convertible Notes was $242.5 million at December 31, 2017. At December 31, 2017, the outstanding balance of Convertible Notes as well as accrued interest on the Convertible Notes of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the Effective Date of the Prepackaged Plan, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants.

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
Mortgage-Backed Debt
We funded the residential loan portfolio in the consolidated Residual Trusts through the securitization market. As servicer of the Non-Residual Trusts, we concluded that we have the power to direct the activities that most significantly impact the economic performance of the trusts, and as such, we continued to consolidate these trusts on the consolidated balance sheets, including mortgage-backed debt. The total unpaid principal balance of mortgage-backed debt was $502.5 million at September 30, 2018.
At September 30, 2018, mortgage-backed debt was collateralized by $547.2 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
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
On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty. Pursuant to the Clean-up Call Agreement, we paid an inducement fee in the amount of $36.5 million to the counterparty to assume our mandatory obligation to exercise the clean-up calls for the eight remaining securitization trusts. In addition, we agreed to reimburse the counterparty for certain losses with respect to these trusts to the extent that such losses exceed $17.0 million in the aggregate for the eight remaining trusts from July 1, 2017 through each individual call date. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse us for certain outstanding advances we previously made with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. Following the counterparty's assumption of our obligations to exercise future clean-up calls, pursuant to the Clean-up Call Agreement, we are no longer obligated to exercise and fund such clean-up calls. Upon exercise of each remaining clean-up call obligation by the counterparty, the counterparty takes control of the remaining collateral in the trust, and the trust is deconsolidated.

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. As of September 30, 2018, our subsidiaries were in compliance with such financial covenants.
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
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through September 30, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Nine Months Ended September 30, 2017 (1)	Variance
Cash flows provided by (used in) operating activities:
Net income (loss) adjusted for non-cash operating activities	$(170,990)	$(43,570)	$(209,637)	$(4,923)
Changes in assets and liabilities	264,687	29,604	385,186	(90,895)
Net cash provided by (used in) originations activities (2)	(232,515)	221,798	518,772	(529,489)
Cash flows provided by (used in) operating activities	(138,818)	207,832	694,321	(625,307)
Cash flows provided by investing activities	982,764	227,431	1,070,582	139,613
Cash flows used in financing activities	(818,439)	(585,594)	(1,557,742)	153,709
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$25,507	$(150,331)	$207,161	$(331,985)
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
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net loss adjusted for non-cash items. Cash provided by operating activities decreased $625.3 million during the nine months ended September 30, 2018 as compared to the same period of 2017. The primary driver for the change in cash provided by operating activities was a decrease in cash provided by originations activities resulting from a lower volume of loans sold in relation to loans originated during the nine months ended September 30, 2018 as compared to the same period of 2017.

Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, proceeds from the sale of real estate owned, business and servicing rights, and cash outflow from the deconsolidation of variable interest entities. Cash provided by investing activities increased $139.6 million during the nine months ended September 30, 2018 as compared to the same period of 2017. Cash provided by principal payments and proceeds received on reverse loans held for investment, net of purchases and originations, increased $145.5 million primarily as a result of a lower funded volume of reverse loans due to our exit from the reverse mortgage originations business, and higher principal repayments and payments received for loans conveyed to HUD. In addition, we received higher cash proceeds of $130.1 million from the sale of servicing rights and real estate owned during the nine months ended September 30, 2018 as compared to the same period of 2017. These increases were offset by cash proceeds of $131.1 million received from the sale of our insurance business in the first quarter of 2017.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities decreased by $153.7 million during the nine months ended September 30, 2018 as compared to the same period of 2017. Net change in cash from warehouse borrowings used to fund the origination and purchase of residential loans increased by $692.1 million due to additional borrowings required for mortgage loans as a result of a lower volume of loans sold in relation to loans originated and an increase in buyouts of reverse loans. Cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, increased by $494.5 million primarily as a result of a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business and an increase in the repurchase of certain HECMs and real estate owned from securitization pools. Payments on corporate debt increased $68.3 million driven by payments made during 2018 on the 2013 Term Loan and the 2018 Term Loan.
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
We held real estate owned, net in the Servicing and Reverse Mortgage segments and the Corporate and Other non-reportable segment of $129.2 million, $65.8 million and $0.4 million, respectively, at September 30, 2018 and $13.7 million, $101.8 million and $1.1 million, respectively, at December 31, 2017. The growth in the real estate owned portfolio held by the Servicing segment results from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable.
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

	Moody's	S&P
Corporate / CCR	Caa2	CCC+
Senior Secured Debt	Caa2	CCC+
Second Lien Notes	n/a	CCC-
Outlook	Negative	Stable
Date of Last Action	August 2018	July 2018

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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 6 and 23 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
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

Bankruptcy Petition	Voluntary petition filed on November 30, 2017 by Walter Investment Management Corp. (Predecessor) under Chapter 11 of the Bankruptcy Code

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Chapter 11	Chapter 11 of Title 11 of the Bankruptcy Code, which permits reorganization under the bankruptcy laws of the U.S.

Chapter 11 Case	The case under Chapter 11 of the Bankruptcy Code from which the Company emerged on February 9, 2018

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Clean-up Call Agreement	Clean-up Call Agreement, dated as of October 10, 2017, by and among the Company and Capital One, National Association

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

CODI	Cancellation of Debt Income

Common Stock Directors	Three Class III directors elected by the holders of common stock

Computershare	Computershare Trust Company, N.A., as Rights Agent to the Rights Agreement

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

Ditech Financial	Ditech Financial LLC, an indirect wholly-owned subsidiary of the Company
Ditech Financial Exit Master

Repurchase Agreement	The Ditech Financial warehouse facility that, together with the DAAT Facility, DPAT II Facility and the RMS Exit Master Repurchase Agreement, comprises the Exit Warehouse Facilities

Ditech Holding	Ditech Holding Corporation and its consolidated subsidiaries (Successor) (Parent)

DPAT Facility	Ditech Private Label Securities Advance Trust financing facility

DPAT II Facility	Ditech Private Label Securities Advance Trust II financing facility

EBITDA	Earnings before interest, taxes, depreciation, and amortization
Early Advance Reimbursement

Agreement	$100 million financing facility with Fannie Mae, terminated in April 2018

ECOA	Equal Credit Opportunity Act

Effective Date	February 9, 2018, the date of our emergence from bankruptcy

EFTA	Electronic Fund Transfer Act

Exchange Act	Securities Exchange Act of 1934, as amended

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

Registration Rights Agreement
Registration Rights Agreement entered into with certain parties that received shares of the Company’s common stock, warrants and Mandatorily Convertible Preferred Stock on the Effective Date as provided in the Prepackaged Plan and which provides holders with registration rights for the holders’ registrable securities

REO	Real estate owned

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agreement	The Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, as amended November 9, 2017 and February 9, 2018

RMBS	Residential mortgage-backed security

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company
RMS Exit Master Repurchase

Agreement	The RMS warehouse facility that, together with the DAAT Facility, DPAT II Facility and the Ditech Financial Exit Master Repurchase Agreement, comprises the Exit Warehouse Facilities

RSU	Restricted Stock Unit

SEC	U.S. Securities and Exchange Commission

Second Lien Notes	$250 million aggregate principal amount of 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 issued on February 9, 2018

Second Lien Notes Indenture	Indenture for the 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 dated as of February 9, 2018 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as trustee

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended

Securities Master Repurchase

Agreement	Master repurchase agreement issued on November 30, 2017 under the DIP Warehouse Facilities used to fund advances

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Noteholders	Holders of the Senior Notes

Series A Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $20.63 per share, expiring February 9, 2028

Series B Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $28.25 per share, expiring February 9, 2028

Side Letter Agreement	Side Letter Agreement dated as of January 17, 2018 between Ditech Financial and NRM

Strategic Review	A process to evaluate strategic alternatives commenced by the Company's Board of Directors during the second quarter of 2018

Successor	Ditech Holding Corporation and its activities and results operations subsequent to emergence from bankruptcy

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

Tax Act	Tax Cuts and Jobs Act, signed into law in December 2017

TCPA	Telephone Consumer Protection Act

TILA	Truth in Lending Act

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	U.S. Department of Agriculture

VA	U.S. Department of Veteran Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Warehouse borrowings	Borrowings under master repurchase agreements

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
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following tables summarize the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	Successor
	September 30, 2018
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(71,753)	$(32,332)	$26,580	$48,576
Net change in fair value - Servicing segment	$(71,753)	$(32,332)	$26,580	$48,576

Originations segment
Residential loans held for sale	$8,433	$4,744	$(5,416)	$(11,578)
Freestanding derivatives (1)	(11,039)	(5,675)	6,533	13,705
Net change in fair value - Originations segment	$(2,606)	$(931)	$1,117	$2,127

Reverse Mortgage segment
Reverse loans	$92,458	$43,017	$(51,812)	$(100,314)
HMBS related obligations	(82,713)	(38,674)	48,936	92,830
Net change in fair value - Reverse Mortgage segment	$9,745	$4,343	$(2,876)	$(7,484)

	Predecessor
	December 31, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(148,094)	$(60,902)	$46,154	$83,445
Net change in fair value - Servicing segment	$(148,094)	$(60,902)	$46,154	$83,445

Originations segment
Residential loans held for sale	$7,273	$4,038	$(5,224)	$(11,275)
Freestanding derivatives (1)	(9,907)	(5,406)	5,308	11,236
Net change in fair value - Originations segment	$(2,634)	$(1,368)	$84	$(39)

Reverse Mortgage segment
Reverse loans	$103,753	$49,454	$(56,922)	$(109,026)
HMBS related obligations	(90,590)	(42,211)	52,801	99,451
Net change in fair value - Reverse Mortgage segment	$13,163	$7,243	$(4,121)	$(9,575)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used September 30, 2018 and December 31, 2017 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The sensitivity of servicing rights carried at fair value to interest rate changes decreased at September 30, 2018 as compared to December 31, 2017 due primarily to a higher interest rate environment and, to a lesser extent, changes to the composition of the portfolio.

Residential Loans Held for Sale and Related Freestanding Derivatives
We are subject to interest rate risk and price risk on mortgage loans held for sale during the short time from the loan funding date until the date the loan is sold into the secondary market. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan applicant or to purchase loans from a third-party originator, collectively referred to as IRLC, whereby the interest rate of the loan is set prior to funding or purchase. IRLCs, which are considered freestanding derivatives, are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. Loan commitments are generally less than two months from lock to funding of the mortgage loan and our holding period from funding to sale is an average of approximately 20 days.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weaknesses in its internal control over financial reporting described below.

The Company previously identified material weaknesses in internal control over financial reporting that were described in Management’s Report on Internal Control Over Financial Reporting, which were included in the Company’s Form 10-K for the year ended December 31, 2017, together with various corrective actions that are being undertaken in order to remediate the material weaknesses. As of September 30, 2018, management has tested the key controls relating to operational processes over default servicing and foreclosure related advances, noting operating effectiveness throughout the period and as of September 30, 2018. Based on this testing, the material weakness relating to operational processes within the transaction level processing of Ditech Financial default servicing over foreclosure related advances has been remediated. However, as certain of the remedial actions surrounding the property preservation function of Ditech Financial default servicing activities and data extraction from the servicing system for MSR valuation are not yet complete and/or have not yet been tested, the Company has not been able to conclude that these material weaknesses have been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
Other than with respect to the remediation efforts outlined below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Ditech Financial operational processes over foreclosure related advances:

•	Tested key controls identified within the process flow narratives for the purpose of validating operating effectiveness noting no issues.

•	Based on testing of key controls, the material weakness is remediated.
Ditech Financial operational processes over property preservation:

•	Management is updating the design of and documenting processes and control procedures related to the review of property preservation.

•	Management will test and evaluate the design and operating effectiveness of control procedures throughout the property preservation function upon completion at December 31, 2018.

•	Management will assess the effectiveness of the remediation plan at December 31, 2018.
MSR valuation:

•
Management has performed validation procedures on the query utilized in extracting data from our servicing system for MSR valuation purposes ensuring the design of the query logic is appropriately documented to corroborate data pulls from the servicing system.

•
As part of the validation of the query, it was noted during the period July 1, 2018 through September 30, 2018 that further enhancement was necessary. The validation of the query is expected to be completed at December 31, 2018.

•	Management will test and evaluate the design and operating effectiveness of control procedures related to data extraction for use in MSR valuation at December 31, 2018.

•	Management will assess the effectiveness of the remediation plan at December 31, 2018.

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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On July 13, 2018, the parties entered into a formal settlement agreement to settle the action for $2.95 million subject to notice to the alleged class and court approval. The court preliminarily approved the settlement and scheduled a final settlement hearing for December 5, 2018. The settlement, if completed, will be paid by the Company's directors’ and officers’ insurance carrier.

A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. The plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the Court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the Court’s denial of the motion to dismiss. On October 17, 2018, the parties entered into a formal settlement agreement to settle the action based on the Company's adoption of certain corporate governance measures. The Company's directors' and officers' insurance carrier has agreed to pay $0.258 million or such smaller amount approved by the court in attorneys’ fees to plaintiff's counsel.
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

ITEM 1A. RISK FACTORS
You should carefully review and consider the risks and uncertainties described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which are risks and uncertainties that could materially adversely affect our business, prospects, financial condition, cash flows, liquidity and results of operations, our ability to pay dividends to our stockholders and/or our stock price. In addition, to the extent that any of the information contained in this report or in the aforementioned periodic reports constitute forward-looking information, the risk factors set forth below and in such periodic reports are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf.
The NYSE has suspended and has commenced proceedings to delist our common stock and warrants, which are currently traded in the over-the-counter market. This could negatively affect the price and liquidity of our common stock and warrants.
The NYSE suspended and has commenced proceedings to delist our common stock and warrants, collectively referred to as the Securities herein, from the NYSE due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15.0 million pursuant to Section 802.01B of the NYSE Listed Company Manual. Effective November 7, 2018, our common stock and warrants commenced trading on the OTC Pink marketplace under the symbols DHCP (for our common stock), DHCPW and DHCBW. The OTC Pink is a significantly more limited market than the NYSE, and the transition from the NYSE to quotation on the OTC Pink is expected to result in there being a less liquid market available for existing and potential holders of our Securities to trade the Securities and could further depress the trading price of the Securities. The suspension and delisting of our Securities from the NYSE could also result in other adverse consequences, including lower demand for our Securities, increased volatility in the price of our Securities, adverse publicity, reputational harm and a reduced interest in our Company from investors, analysts and other market participants. In addition, the suspension and delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our Securities will continue to trade on OTC Pink or that any public market for the Securities will exist in the future, whether broker-dealers will continue to provide public quotes of the Securities on this market, whether the trading volume of the Securities will be sufficient to provide for an efficient trading market, whether quotes for the Securities may be blocked by in the future, or that we will seek to, or be able to, relist the Securities on a national securities exchange.
There can be no assurance that our Strategic Review will result in any transaction being consummated or any other specific action; and speculation and uncertainty regarding the outcome of our Strategic Review may adversely impact our business.
In response to certain inquiries received by the Company’s Board of Directors, during the second quarter of 2018 the Company’s Board of Directors initiated a Strategic Review. This process is being conducted with the assistance of financial and legal advisors. The Strategic Review is ongoing, and in connection therewith the Company is considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company. Certain of these potential transactions may involve implementation through an in-court supervised Chapter 11 process. Substantial uncertainty exists as to the outcome of the Strategic Review, and there can be no assurance that the Strategic Review will result in any transaction, nor can there be any assurance that any transaction the Company does execute will result in any value being delivered to the Company’s existing stockholders.
In addition, the Strategic Review has involved and will continue to involve a substantial portion of the time and attention of our management, the dedication of significant resources and the incurrence of significant costs and expenses. This diversion of attention and the general uncertainty regarding the outcome of our Strategic Review may materially adversely affect the conduct of our business, employee morale and our relationship with key business counterparties and, as a result, our financial condition and results of operations. Furthermore, the uncertainty regarding our Strategic Review has caused us to lose key personnel, and further employee attrition could have a material adverse effect on our ability to effectively conduct our business, execute our strategy and implement operational initiatives, thereby having a material adverse effect on our business and on our financial condition and results of operations.

The Consolidated Financial Statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern due to the possibility of our Strategic Review resulting in a transaction that may be implemented through an in-court supervised Chapter 11 process.
The possibility that our Strategic Review may result in a transaction being implemented through an in-court supervised Chapter 11 process raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, and management has concluded that while there can be no assurance that the Company’s recent and future actions will be successful in mitigating the various risks and uncertainties to which the Company is currently subject, the Company’s current plans provide enough liquidity to meet its obligations over the next twelve months from the date of issuance of the Consolidated Financial Statements. As the Company continues to pursue a strategic transaction, it will assess the impact of such a transaction on its ability to continue as a going concern in future periods.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Not applicable.

b)	Not applicable.

c)	Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The Index to Exhibits is incorporated by reference herein.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Performance Stock Unit Award Agreement between Ditech Holding Corporation and Thomas Marano, dated July 18, 2018 (Incorporated herein by reference to Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2018).

10.2
Performance Stock Unit Award Agreement between Ditech Holding Corporation and Ritesh Chaturbedi, dated July 18, 2018 (Incorporated herein by reference to Exhibit 10.2.2 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2018).

10.3
Restricted Cash Award Agreement between Ditech Holding Corporation and Jerry Lombardo, dated July 18, 2018 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2018).

10.4.1
Amendment No. 3 to the Series 2018-VF1 Indenture Supplement, dated as of August 6, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.7.4 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2018).

10.4.2*
Amendment No. 4 to the Series 2018-VF1 Indenture Supplement, dated as of November 13, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.5.1
Amendment No. 3 to the Series 2018-VF1 Indenture Supplement, dated as of August 6, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.8.3 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2018).

10.5.2*
Amendment No. 4 to the Series 2018-VF1 Indenture Supplement, dated as of November 13, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group.

10.6
Amendment No. 3 to Master Repurchase Agreement, dated as of August 6, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.9.5 to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2018).

10.7*
Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of September 4, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.)

10.8*	Form of October 2018 Retention Agreement.

31.1*	Certification by Thomas F. Marano pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Gerald A. Lombardo pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Thomas F. Marano and Gerald A. Lombardo pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
XBRL (Extensible Business Reporting Language) — The following materials from Ditech Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2018 (Successor) and December 31, 2017 (Predecessor); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2018 (Successor), the period from February 10, 2018 through September 30, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the three and nine months ended September 30, 2017 (Predecessor); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 10, 2018 through September 30, 2018 (Successor) and for the period from January 1, 2018 through February 9, 2018 (Predecessor); (iv) Consolidated Statements of Cash Flows for the period from February 10, 2018 through September 30, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the nine months ended September 30, 2017 (Predecessor); and (v) Notes to Consolidated Financial Statements.

Note	Notes to Exhibit Index

*	Filed or furnished herewith.

**	Filed electronically with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH HOLDING CORPORATION

Dated: November 14, 2018	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Gerald A. Lombardo
Gerald A. Lombardo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)