Form 10-K
period 2018-12-31
DITECH HOLDING Corp
filed 2019-04-16
CIK 1040719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant's telephone number, including area code (844) 714-8603
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value per Share
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the successor registrant's stock held by non-affiliates as of June 30, 2018 was approximately $24.1 million, based on the closing sale price of the registrant’s common stock on June 30, 2018. For purposes of this calculation the registrant has considered all Schedule 13G filers as of such date to be non-affiliates.
Indicate by check mark whether the registrant has filed all document and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☑        No  ☐
The Registrant had 5,409,358 shares of common stock outstanding as of April 5, 2019.
Documents Incorporated by Reference
The information required to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with Instruction G(3) to Form 10-K.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-K
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

Certain acronyms and terms used throughout this Form 10-K are defined in the Glossary of Terms located at the end of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements in this report, including matters discussed under Item 1. Business, Item 3. Legal Proceedings and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and including matters discussed elsewhere in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” “seeks,” “targets,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, and our actual results, performance or achievements could differ materially from future results, performance or achievements expressed in these forward-looking statements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance, nor should any conclusions be drawn or assumptions be made as to any potential outcome of our Strategic Review or the DHCP Restructuring, including any changes in strategy. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described below and in more detail in Item 1A. Risk Factors and in our other filings with the SEC.
In particular (but not by way of limitation), the following important factors, risks and uncertainties could affect our future results, performance and achievements and could cause actual results, performance and achievements to differ materially from those expressed in the forward-looking statements:

•
risks and uncertainties relating to our Chapter 11 proceedings, including: our ability to comply with the terms of the DHCP RSA, including completing various stages of the restructuring within the dates specified by the DHCP RSA; the outcome of our review of strategic alternatives; our ability to obtain requisite support for the restructuring; our ability to successfully execute the transactions contemplated by the DHCP RSA, including implementation of the DHCP Plan, without substantial disruption to the business of one or more of our primary operating or other subsidiaries; the effects of disruption from the proposed restructuring making it more difficult to maintain business, financing and operational relationships with GSEs, regulators, government agencies, employees, key vendors, and major customers; and our ability to continue as a going concern;

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

•	our ability to put in place new, or renew, advance financing facilities or warehouse facilities on favorable terms, or at all, and maintain adequate borrowing capacity under such facilities;

•	our ability to maintain or grow our residential loan servicing or subservicing business and our mortgage loan originations business;

•	risks related to the concentration of our subservicing portfolio and the ability of our subservicing clients to terminate us as subservicer;

•	risks relating to operational burdens and stresses we experience in connection with the transfer to a third party of servicing on loans we service or subservice;

•	our ability to achieve our strategic initiatives, particularly our ability to improve servicing performance and execute and realize planned operational improvements and efficiencies;

•	the success of our business strategy in returning us to sustained profitability;

•	changes in prepayment rates and delinquency rates on the loans we service or subservice;

•	the ability of Fannie Mae, Freddie Mac and Ginnie Mae, as well as our other clients and credit owners, to transfer or otherwise terminate our servicing or subservicing rights, with or without cause;

•	a downgrade of, or other adverse change relating to, or our ability to improve, our servicer ratings or credit ratings;

•	our ability to collect reimbursements for servicing advances and earn and timely receive incentive payments and ancillary fees on our servicing portfolio;

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

•
uncertainty as to the volume of originations activity we can achieve and the effects of the expiration of HARP on December 31, 2018, including uncertainty as to the number of "in-the-money" accounts we may be able to refinance and uncertainty as to what type of product or government program will be introduced, if any, to replace HARP;

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

•	our ability to comply with evolving and complex accounting rules, many of which involve significant judgment and assumptions;

•	risks related to our deferred tax assets, including the risk of an "ownership change" under Section 382 of the Code;

•	risks related to our common stock and warrants trading over-the-counter;

•	our ability to continue as a going concern;

•	uncertainties regarding impairment charges relating to our intangible assets;

•	risks associated with one or more material weaknesses identified in our internal controls over financial reporting, including the timing, expense and effectiveness of our remediation plans;

•	our ability to implement and maintain effective internal controls over financial reporting and disclosure controls and procedures; and

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
We are a Maryland corporation incorporated in 1997 and operate throughout the U.S. In April 2009, we were spun off from Walter Energy. From 2009 through 2014, we grew our servicing and originations businesses both organically and through a number of acquisitions and servicing rights acquisitions. Beginning in 2016, we began to sell our servicing rights while retaining subservicing.
On February 11, 2019, Ditech Holding Corporation and certain of its subsidiaries filed the DHCP Bankruptcy Petitions as contemplated by the DHCP RSA entered into on February 8, 2019 as discussed further below. The Company intends to continue to operate its businesses during the pendency of the Chapter 11 proceedings.
The terms “Ditech Holding,” the “Company,” “we,” “us” and “our” as used throughout this report refer to Ditech Holding Corporation (Successor) and its consolidated subsidiaries after the WIMC Effective Date, and/or Walter Investment Management Corp. (Predecessor) and its consolidated subsidiaries prior to the WIMC Effective Date.
Emergence from the WIMC Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. (Predecessor) filed the WIMC Bankruptcy Petition under the Bankruptcy Code to pursue the WIMC Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended WIMC Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the WIMC Prepackaged Plan. On February 9, 2018, the WIMC Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the WIMC Chapter 11 Case and changed its name to Ditech Holding Corporation (Successor) and on February 12, 2018, our newly issued common stock commenced trading on the NYSE under the symbol DHCP. From and after effectiveness of the WIMC Prepackaged Plan, we have continued, in our previous organizational form, to carry out our business.
On the WIMC Effective Date, all of our previously existing equity interests, including our Predecessor common stock, were canceled. Our obligations under our previously outstanding Convertible Notes and Senior Notes, except to the limited extent set forth in the WIMC Prepackaged Plan, were also extinguished. Previously outstanding equity and debt interests were exchanged as follows:

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

•
to the holders of Senior Notes claims (as defined in the WIMC Prepackaged Plan), $250.0 million aggregate principal amount of our Second Lien Notes and $100.0 million aggregate initial liquidation preference of Mandatorily Convertible Preferred Stock, convertible into common stock at a ratio of 114.9750 per share of preferred stock; and

•
to the holders of Convertible Notes claims (as defined in the WIMC Prepackaged Plan), an aggregate of 2,126,250 shares of Successor common stock, 3,622,500 Series A Warrants and 2,874,375 Series B Warrants.

In addition, we authorized and reserved for future issuance:

•	3,193,750 shares of Successor common stock for issuance under an equity incentive plan;

•	7,245,000 shares of Successor common stock issuable upon the exercise of the Series A Warrants;

•	5,748,750 shares of Successor common stock issuable upon the exercise of the Series B Warrants; and

•	11,497,500 shares of Successor common stock issuable upon conversion of the Mandatorily Convertible Preferred Stock.
As discussed below, pursuant to the DHCP RSA on the DHCP Effective Date, it is anticipated that the holders of the Company's existing equity will have their claims extinguished. Our common stock and warrants have been delisted from the NYSE and are trading on the OTC Pink marketplace.
Pursuant to the terms of the WIMC Prepackaged Plan, we entered into the 2018 Credit Agreement, providing for the 2018 Term Loan in the amount of $1.2 billion. For a period of approximately one year following the WIMC Effective Date, we continued to receive financing through a master repurchase agreement for a maximum committed purchase price of $1.0 billion, used principally to fund Ditech Financial’s mortgage loan origination business, and a master repurchase agreement providing for a maximum committed purchase price of $800.0 million used principally to fund RMS' purchase of HECM loans and foreclosed real estate from certain securitization pools. On April 23, 2018, RMS entered into an additional master repurchase agreement which, as of December 31, 2018, provides up to $412.0 million in total capacity, and a minimum of $400.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The interest rate on this facility was based on the applicable index rate plus 3.25%. We also issued variable funding notes under the DAAT Facility and the DPAT II Facility for advances made in connection with certain mortgage loan servicing operations. These facilities had aggregate capacities of $465.0 million and $85.0 million, respectively, as of December 31, 2018. In addition to the foregoing facility sub-limits, the DAAT Facility, the DPAT II Facility, Ditech Financial’s master repurchase agreement and RMS’s master repurchase agreement were subject, collectively, to a combined maximum outstanding amount of $1.9 billion.
For a more detailed discussion of our emergence, refer to the Emergence from the WIMC Reorganization Proceedings section under Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
Delisting of our Common Stock
On November 6, 2018, we received notice from the NYSE informing us that the NYSE was commencing proceedings to delist our common stock and warrants from the NYSE and trading of such securities had been suspended as a result of our failure to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15.0 million. Effective November 7, 2018, our common stock and warrants commenced trading in the OTC Pink marketplace. Effective February 12, 2019, our common stock symbol was changed to DHCPQ due to the filing of the DHCP Bankruptcy Petitions. As discussed further below, we anticipate that on the effective date of the DHCP Reorganization Transaction, our common stock and warrants will be extinguished. There may not be a public market for our common stock and warrants.
For a more detailed discussion of our emergence, refer to the Emergence from the WIMC Reorganization Proceedings section under Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
DHCP Reorganization Proceedings
Throughout 2018, we continued to forecast reductions in liquidity due to further deterioration of results, driven by the required repayment terms and restrictive covenants of the 2018 Term Loan, further increases in Ginnie Mae buyout loans, an inability to execute on certain transactions, recurring operating losses and negative cash flows in certain of our segments, including unforeseen increased collateral posting requirements and/or negative impacts from market conditions. To address this situation, we became focused on liquidity and cash generation.
In response to certain inquiries received by our Board of Directors, during the second quarter of 2018, our Board of Directors initiated a process to evaluate strategic alternatives, hereinafter referred to as the Strategic Review. This process was and is being conducted with the assistance of financial and legal advisors. We are considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company.
Based on analyses we prepared with our financial advisors in connection with the Strategic Review (including analyses of proposals received by us during such review), analyses we prepared from time to time in connection with our internal business planning processes, and the risks and uncertainties that could adversely impact our liquidity plan, during the Strategic Review our management and Board of Directors determined that the actions we had taken and actions that we planned to take to improve our liquidity position may not have been adequate to meet our future obligations.

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
On January 17, 2019, we received a notice from NRM initiating the process of termination under the NRM Subservicing Agreement. In connection therewith, we have subsequently deboarded certain of the loans we previously subserviced for NRM under the NRM Subservicing Agreement. Any termination of the NRM Subservicing Agreement would not be effective until a servicing transfer has been completed in accordance with applicable requirements. We are reviewing the grounds for termination in consultation with our stakeholders and are considering all of our options with respect thereto including legal rights and remedies. We are proceeding with our strategic alternatives assuming there is not an ongoing subservicing relationship with NRM. The Company’s plans are not contingent on any continuing relationship with NRM.
On February 8, 2019, Ditech Holding Corporation and certain of its direct and indirect subsidiaries (collectively, the Debtors) entered into the DHCP RSA with Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the term loans outstanding under the 2018 Credit Agreement.
Pursuant to the DHCP RSA, the Consenting Term Lenders and the Debtors agreed to the principal terms of a financial restructuring, which, as described further below, will be implemented through a prearranged plan of reorganization under Chapter 11 of the Bankruptcy Code and which provides for the restructuring of our indebtedness through the DHCP Reorganization Transaction that is expected to reduce gross corporate debt by over $800 million and provide us with an appropriately sized working capital facility upon emergence.
The DHCP RSA also provides for the continuation of our prepetition review of strategic alternatives, whereby, as a potential alternative to the implementation of the DHCP Reorganization Transaction, any and all bids for our company or our assets will be evaluated as a precursor to confirmation of any Chapter 11 plan of reorganization.
The review of strategic alternatives provides a public and comprehensive forum in which the Debtors are seeking bids or proposals for three types of potential transactions, as described below. If a bid or proposal is received representing higher or better value than the DHCP Reorganization Transaction, it will either be incorporated into the DHCP Reorganization Transaction or pursued as an alternative to the DHCP Reorganization Transaction in consultation with the Consenting Term Lenders and subject to the DHCP RSA. The date on which a plan of reorganization is consummated is herein and in the DHCP RSA referred to as the DHCP Effective Date.
The three types of transactions for which bids are being solicited are:

•	a sale transaction meaning, a sale of substantially all of our assets, as provided in the DHCP RSA;

•
an asset sale transaction meaning, the sale of a portion of our assets other than a sale transaction consummated prior to the DHCP Effective Date; provided such sale shall only be conducted with the consent of the Requisite Term Lenders; and

•
a master servicing transaction meaning, as part of the DHCP Reorganization Transaction to the extent the terms thereof are acceptable to the Requisite Term Lenders, entry into an agreement or agreements with an approved subservicer or subservicers whereby, following the DHCP Effective Date, all or substantially all of our mortgage servicing rights are subserviced by such approved subservicers.

The DHCP RSA presently contemplates the following treatment for certain key classes of creditors under the DHCP Reorganization Transaction:

•	DHCP DIP Warehouse Facilities Claims - On the DHCP Effective Date, the holders of DHCP DIP Warehouse Facilities claims will be paid in full in cash;

•
Term Loan Claims - On the DHCP Effective Date, the holders of Term Loan Claims will receive their pro rata share of new term loans under an amended and restated credit facility agreement in the aggregate principal amount of $400 million, and 100% of our New Common Stock, which will be privately held;

•	Second Lien Notes Claims - On the DHCP Effective Date, the holders of the Second Lien Notes will not receive any distribution;

•
Go-Forward Trade Claims - On the DHCP Effective Date, trade creditors identified by us (with the consent of the Requisite Term Lenders) as being integral to and necessary for the ongoing operations of New Ditech will receive a distribution in cash in an amount equaling a certain percentage of their claim, subject to an aggregate cap; and

•	Existing Equity Interests - On the DHCP Effective Date, holders of the Company’s existing preferred stock, common stock, and warrants will have their claims extinguished.

If the Debtors proceed to confirmation of a sale transaction, the Debtors will distribute proceeds of such transaction in accordance with the priority scheme under the Bankruptcy Code.
Under the DHCP RSA, on the Election Date, the Electing Term Lenders may deliver an election notice to the Company stating that the Electing Term Lenders wish to consummate an elected transaction as follows: (i) the DHCP Reorganization Transaction, or (ii) master servicing transaction (as part of the DHCP Reorganization Transaction), or (iii) sale transaction, and, if applicable, (iv) in connection and together with an election of (i), (ii), or (iii), any asset sale transaction(s), provided that inclusion of any asset sale transaction(s) is not incompatible with successful consummation of the elected transaction in (i), (ii) or (iii). If the Debtors do not proceed with the elected transaction, the Consenting Term Lenders can terminate the DHCP RSA.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company intends to continue to operate its businesses during the pendency of the DHCP Chapter 11 Cases, and the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, including relief authorizing them to maintain their operations in the ordinary course.
The filing of the DHCP Bankruptcy Petitions described above triggers an event of default or an early amortization event under certain of the Company's debt instruments, as described further in the Liquidity and Capital Resources section under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The filing of the DHCP Bankruptcy Petitions also triggers the liquidation preference of the Mandatorily Convertible Preferred Stock. Certain of our obligations, including the payment of interest under our debt instruments, are stayed under the Bankruptcy Code during the pendency of the DHCP Chapter 11 Cases.
During the pendency of the DHCP Chapter 11 Cases, the Bankruptcy Court granted relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors. For goods and services provided following the DHCP Petition Date, we continue to pay vendors under normal terms.
On March 5, 2019, the Debtors filed the Joint Chapter 11 Plan of Ditech Holding Corporation and its Affiliated Debtors (referred to herein as the DHCP Plan) and the related disclosure statement with the Bankruptcy Court. On March 28, 2019, the Debtors filed amendments to the DHCP Plan and the related disclosure statement with the Bankruptcy Court.
On the DHCP Effective Date, in accordance with the terms of the DHCP Plan, the Board of Directors of the reorganized Company is expected to consist of five directors. Four directors will be selected by the Requisite Term Lenders and one director will be the chief executive officer of the reorganized company, who shall be Thomas F. Marano.
Business Segments
We manage our Company in three reportable segments: Servicing; Originations; and Reverse Mortgage. At December 31, 2018, we serviced 1.5 million residential loans with an unpaid principal balance of $187.2 billion. We originated $12.6 billion in unpaid principal balance of mortgage loan volume in 2018. A description of the business conducted by each of these segments and our Corporate and Other non-reportable segment is provided below.
Servicing Segment
Our Servicing segment performs servicing for our own mortgage loan portfolio, on behalf of third-party credit owners of mortgage loans for a fee and on behalf of third-party owners of MSR for a fee, which we refer to as subservicing. The Servicing segment also operates complementary businesses including asset receivables management that performs collections of post charge-off deficiency balances for third parties and us. Commencing February 1, 2017, an insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. In addition, the Servicing segment held the assets and mortgage-backed debt of the Residual Trusts until their deconsolidation in November 2018.

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
With respect to mortgage loans for which we own the MSR, we perform mortgage servicing primarily in accordance with Fannie Mae, Freddie Mac and Ginnie Mae servicing guidelines, as applicable. In 2018, we earned approximately 32%, 12% and 3% of our total revenues from servicing Fannie Mae, Ginnie Mae and Freddie Mac residential loans, respectively. Under our numerous master servicing agreements and subservicing contracts, we agree to service loans in accordance with servicing standards that the credit owners and/or subservicing clients may change from time to time. These agreements and contracts can typically be terminated by the counterparties thereto, with or without cause. Refer to Item 1A. Risk Factors for a discussion of certain risks relating to our master servicing agreements and subservicing contracts.
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
Subservicing
As of December 31, 2018, our Servicing segment was the subservicer for approximately 0.7 million accounts with an unpaid principal loan balance of approximately $104.3 billion. These subserviced accounts represented approximately 61% of our total mortgage loan servicing portfolio based on unpaid principal loan balance at that date. Our largest mortgage loan subservicing customer, NRM, represented approximately 78% of our total mortgage loan subservicing portfolio based on unpaid principal loan balance on December 31, 2018. Our next largest mortgage loan subservicing customer, Fannie Mae, represented approximately 17% of our total mortgage loan subservicing portfolio based on unpaid principal loan balance on December 31, 2018.
The subservicing contracts pursuant to which we are retained to subservice mortgage loans generally provide that our customer, the owner of the MSR that we subservice on behalf of, can terminate us as subservicer with or without cause, and each such contract has unique terms establishing the fees we will be paid for our work under the contract or upon the termination of the contract, if any, and the standards of performance we are required to meet in servicing the relevant mortgage loans, such that the profitability of our subservicing activity may vary among different contracts. We believe that our subservicing customers consider various factors from time to time in determining whether to retain or change subservicers, including the financial strength and servicer ratings of the subservicer, the subservicer's record of compliance with regulatory and contractual obligations (including any enhanced, "high touch" processes required by the contract) and the success of the subservicer in limiting the delinquency rate of the relevant portfolio. The termination of one or more of our subservicing contracts could have a material adverse effect on us, including on our business, financial condition, liquidity and results of operations. Refer to Item 1A. Risk Factors for a discussion of certain additional risks and uncertainties relating to our subservicing contracts. Refer also to the Transactions with NRM section below and Note 4 to the Consolidated Financial Statements for information regarding our transactions and relationship with NRM.
Originations Segment
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

Within our correspondent lending channel, we generally purchase the same types of loans that we originate in our consumer originations channel, although the mix varies among these channels. Correspondent lenders with which we do business agree to comply with our client guide, which sets forth the terms and conditions for selling loans to us and generally governs the business relationship. We monitor and attempt to mitigate counterparty risk related to loans that we acquire through our correspondent lending channel by conducting quality control reviews of correspondent lenders, reviewing compliance by correspondent lenders with applicable underwriting standards and our client guide, and evaluating the credit worthiness of correspondent lenders on a periodic basis. In 2018, our correspondent lending channel purchased loans from 452 lenders in the marketplace, of which 38 were associated with approximately half of our purchases.
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
In 2018, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 57% Ginnie Mae loans, (ii) 30% Fannie Mae conventional conforming loans and (iii) 13% Freddie Mac conventional conforming loans.
Our Originations segment revenue, which is primarily net gains on sales of loans, is impacted by interest rates and the volume of loans locked. The margins earned by our Originations segment are impacted by our cost to originate the loans including underwriting, fulfillment and lead costs.
Reverse Mortgage Segment
Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. We no longer have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We continue to fund Tails, and, from time to time, securitize these amounts.
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
Corporate and Other Non-reportable Segment
Our Corporate and Other non-reportable segment includes our corporate functions and also holds the assets and liabilities of the Non-Residual Trusts and corporate debt. Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

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
In the mortgage originations area, we compete to refinance or provide new mortgages to borrowers whose mortgages are in our existing servicing portfolio. In this area, the price and variety of our mortgage products are important factors of competition, as is the reputation of our servicing business and the quality of the experience the borrower may have had with our servicing business. Since mid-2015, our loan originations and servicing businesses have operated under a single “Ditech” brand. We also compete, principally on the basis of price and process efficiency, to acquire mortgages from correspondent lenders. In the future, we expect we will also increasingly compete on the basis of brand awareness.
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
On October 27, 2014, we signed a long-term Loan Servicing Agreement with Black Knight Financial Services, LLC for the use of MSP, a mortgage and consumer loan servicing platform. We also use our own proprietary systems for collections, customer service and default management. At December 31, 2018, we have approximately 85% of our mortgage loan servicing portfolio based on unpaid principal loan balance on MSP. Our private label loans, manufactured housing loans and second lien mortgage loans continue to be serviced on our proprietary systems.
Subsidiaries
For a listing of our subsidiaries, refer to Exhibit 21 of this Annual Report on Form 10-K.
Employees
We have undergone several changes in our senior leadership during 2018, including the following: effective April 18, 2018, Thomas F. Marano was appointed Chief Executive Officer and President of Ditech Holding, and serves as Chairman of the Board of Directors; and effective February 9, 2018, Jerry Lombardo was appointed Ditech Holding's Chief Financial Officer.
We employed approximately 2,900 full-time equivalent employees at December 31, 2018 as compared to approximately 3,800 at December 31, 2017, all of whom were located in the U.S. The decline in full-time equivalent employees was due primarily to distinct actions we took in 2018 in connection with our continued efforts to enhance efficiencies and streamline processes within the organization, which included various organizational changes to scale our leadership team and support functions to further align with our business needs. We believe we have been successful in our efforts to recruit and retain qualified employees. However, we experience significant turnover with respect to certain roles, and therefore maintain active and continuous new employee recruiting and training programs. None of our employees is a party to any collective bargaining agreements.
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
On January 17, 2018, we agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. We used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. During June 2018, under an agreement similar to the NRM Flow and Bulk Agreement, we agreed to sell to New Penn Financial, which became an affiliate of NRM when acquired by NRM on July 3, 2018, MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $4.7 billion as of the sale date, with servicing released, and received approximately $56.7 million in cash proceeds from NRM as partial consideration for the MSR sale. Since entering into the NRM Flow and Bulk Agreement and through December 31, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement and a similar agreement, we have sold MSR to NRM relating to mortgage loans having an aggregate unpaid principal balance of $75.8 billion as of the applicable closing dates of such transactions. As of December 31, 2018, we have received $397.1 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that are expected to be paid to us over time. For the year ended December 31, 2018, we received $34.5 million in cash proceeds relating to these holdback amounts and at December 31, 2018 and 2017 had a servicing rights holdback receivable, net from NRM of $10.8 million and $31.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.
We also transferred MSR to NRM under flow transactions relating to mortgage loans consisting entirely of co-issue loans with an aggregate unpaid principal balance of $3.6 billion and $469.5 million for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. For the year ended December 31, 2017, we transferred MSR to NRM under flow transactions relating to mortgage loans with an aggregate unpaid principal balance of $7.6 billion, which included co-issue loans with an aggregate unpaid principal balance of $6.4 billion. These transfers included recapture activities of generally non-NRM portfolio serviced loans with an aggregate unpaid balance of $1.6 billion and $236.9 million for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. In addition, these transfers generated revenues of $44.1 million, $3.8 million and $61.8 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss).
NRM Subservicing Agreement
On August 8, 2016, we entered into the NRM Subservicing Agreement whereby we act as subservicer for the mortgage loans whose MSR are sold to NRM under the NRM Flow and Bulk Agreement and for other mortgage loans as may be agreed upon by us and NRM from time to time, in exchange for a subservicing fee. Under the NRM Subservicing Agreement and a related agreement, we perform all daily servicing obligations on behalf of NRM, including collecting payments from borrowers and offering refinancing options to borrowers for purposes of minimizing portfolio runoff. On January 17, 2018, Ditech Financial and NRM executed a Side Letter Agreement pursuant to which, among other things, certain provisions of the NRM Subservicing Agreement were amended and/or waived. On June 28, 2018, Ditech Financial and NRM executed an additional Side Letter Agreement, pursuant to which, among other things, NRM agreed to use commercially reasonable efforts to add additional loans to the NRM Subservicing Agreement for us to subservice.
On January 17, 2019, we received a notice from NRM initiating the process of termination under the NRM Subservicing Agreement. Any termination of the NRM Subservicing Agreement would not be effective until a servicing transfer has been completed in accordance with applicable requirements. We are reviewing the grounds for termination in consultation with our stakeholders and are considering all of our options with respect thereto including legal rights and remedies. We are proceeding with our strategic alternative efforts assuming there is not an ongoing subservicing relationship with NRM. Our plans are not contingent on any continuing relationship with NRM.

We expect that it will take several months to complete the transfer of servicing on loans we subservice for NRM under the NRM Subservicing Agreement. The receipt of the notice of termination, in and of itself, is not an event of default or cross default under our debt documents or warehouse facilities. Subsequent to receiving the aforementioned notice from NRM, and at the direction of and in coordination with NRM, on March 16, 2019 and April 1, 2019, we completed the transfer of servicing on certain NRM subservicing portfolios containing, in aggregate, approximately 208,000 accounts. We are working with NRM to complete additional transfers of servicing on the remaining loans we subservice for NRM under the NRM Subservicing Agreement.
With respect to Ditech Financial, for mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial subserviced under the NRM Subservicing Agreement that were added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and was automatically renewed for a successive one-year term, and was further automatically renewed for a successive one-year term thereafter until the aforementioned notice of termination.
With respect to Ditech Financial, for mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement was scheduled to expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by Ditech Financial to NRM after such date, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed; however, such expiration dates were superseded by the aforementioned notice of termination, and the NRM Subservicing Agreement is expected to terminate upon completion of the servicing transfer.
With respect to NRM, for mortgage loans that were being subserviced by Ditech Financial under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that Ditech Financial subserviced under the NRM Subservicing Agreement that were added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and thereafter the agreement would automatically terminate with respect to such mortgage loans, unless renewed by NRM on a monthly basis. Since the expiration of the initial term, NRM has renewed the NRM Subservicing Agreement each month thereafter until the aforementioned notice of termination received from NRM on January 17, 2019.
In the case of mortgage loans relating to MSR sold to NRM by Ditech Financial in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by Ditech Financial on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement was scheduled to expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any of our flow MSR sales to NRM after such date, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed; however, such expiration dates were superseded by the aforementioned notice of termination, and the NRM Subservicing Agreement is expected to terminate upon completion of the servicing transfer.
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
On the WIMC Effective Date, we entered into Amendment No. 2 to the Rights Agreement with Computershare, which accelerated the scheduled expiration date of the Rights (as defined in the Rights Agreement) to the WIMC Effective Date. The Rights issued pursuant to the Rights Agreement, which were also canceled by operation of the WIMC Prepackaged Plan, have expired and are no longer outstanding, and the Rights Agreement has terminated.

In connection with the adoption of our Rights Agreement, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, setting forth the rights, powers, and preferences of our junior participating preferred stock issuable upon exercise of the rights. The cancellation of all existing equity interests by operation of the WIMC Prepackaged Plan included the cancellation of any rights issued under the Rights Agreement. In addition, on the WIMC Effective Date, we filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland, which among other things, served to eliminate our junior participating preferred stock.
Transfer Restrictions
Our Articles of Amendment and Restatement, adopted on the WIMC Effective Date, include transfer restriction provisions intended to protect the tax benefits described above. Our Articles of Amendment and Restatement, adopted on the WIMC Effective Date, include certain restrictions on the transfer of our securities intended to preserve the value of our tax attributes, by minimizing the likelihood of an “ownership change” under applicable tax rules. Subject to certain exceptions, the Articles of Amendment and Restatement generally will restrict (i) any transfer that would result in a person or entity accumulating 4.75% or more of our common shares (assuming for the purpose of calculating the 4.75% that all outstanding shares of Convertible Preferred Stock have fully converted) or 4.75% or more of the outstanding shares of our Convertible Preferred Stock (on a separate class basis), (ii) any transfer as to any person or entity that already owns shares at or above such 4.75% threshold, such person or entity acquiring additional stock of our securities and (iii) under limited circumstances described in the Articles of Amendment and Restatement, a transfer by a person or entity that owns shares at or above such 4.75% threshold from disposing of all or part of such stock.
The Articles of Amendment and Restatement exempt from the restrictions (i) any transfer approved in writing (prior to the date of the transfer) by the Board of Directors, (ii) a tender or exchange offer by us to purchase our securities, a purchase program effected by us on the open market or certain other redemptions of our securities, (iii) a conversion, pursuant to its terms, of Convertible Preferred Stock, and (iv) certain transfers by a person or entity that received as part of our WIMC Chapter 11 Case and owns 4.75% or more of our Convertible Preferred Stock.
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
Federal Law
We are required to comply with numerous federal consumer protection and other laws, including, but not limited to:

•
the Gramm-Leach-Bliley Act and Regulation P, which require initial and periodic communications with consumers on privacy matters and the maintenance of privacy matters and the maintenance of privacy regarding certain consumer data in our possession;

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

•
the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit and require certain disclosures to applicants for credit;

•	the Homeowners Protection Act, which requires the cancellation of mortgage insurance once certain equity levels are reached;

•	the HMDA and Regulation C, which require reporting of certain public loan data;

•	the Fair Housing Act and its implementing regulations, which prohibit discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

•	the Service Members Civil Relief Act, as amended, which provides certain legal protections and relief to members of the military;

•
the RESPA and Regulation X, which govern certain mortgage loan origination activities and practices and related disclosures and the actions of servicers related to various items, including escrow accounts, servicing transfers, lender-placed insurance, loss mitigation, error resolution, and other customer communications;

•	Regulation AB under the Securities Act, which requires registration, reporting and disclosure for mortgage-backed securities;

•	certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which among other things, created the CFPB and prohibit unfair, deceptive or abusive acts or practices;

•	the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair and certain related practices;

•	the TCPA, which restricts telephone solicitations and automatic telephone equipment;

•	Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising;

•	the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts;

•	the Secure and Fair Enforcement for Mortgage Licensing Act; and

•	various federal flood insurance laws that require the lender and servicer to provide notice and ensure appropriate flood insurance is maintained when required.
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

State laws affecting our businesses have also been evolving. Some changes have occurred on a nationwide basis at the state level due to the establishment and/or amendment of minimum standards under federal law, such as state licensing requirements. Some states may seek to incorporate federal requirements as a requirement imposed on a state-licensed entity, while other states may seek to impose their own additional requirements to the extent not preempted under federal law. Additionally, there have been growing trends in state lawmaking focusing on the servicing of mortgage loans related to, for example, data privacy, loan modifications and anti-foreclosure measures.
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
Originations Segment

On April 26, 2018, the CFPB finalized an amendment to its “Know Before You Owe” mortgage disclosure rule that addresses when mortgage lenders with a valid justification may pass on increased closing costs to consumers and report them on a closing disclosure. The amendment was designed to provide greater clarity and certainty to the mortgage industry. It took effect June 1, 2018. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law by the President. Among its many provisions were those addressing the following topics:

•
Loan Officer Licensing - Amends the SAFE Act to temporarily allow loan originators that meet specified requirements to continue to originate loans after moving (1) from one state to another, or (2) from a depository institution to a non-depository institution. This provision is effective November 24, 2019.

•
No Wait for Lower Mortgage Rates - Amends the TILA requirement that a lender provide a borrower with a mortgage disclosure or a revised disclosure at least three business days prior to a mortgage closing. Eliminates the three-day waiting period in situations where a creditor extends to a borrower a second offer of credit that lowers the APR on the mortgage. Also encourages the CFPB to provide clearer guidance on the applicability of TRID to mortgage assumptions. This provision took effect June 23, 2018.

•
Restoration of the PTFA - Repeals the sunset provision of the PTFA and restores it as it was in effect prior to its expiration on December 30, 2014. The PTFA provided bona fide tenants residing in properties foreclosed with certain protections, including a 90-day notice before the tenant could be evicted. The PTFA also allowed bona fide tenants the right to remain in the property until the pre-foreclosure lease expired. This provision took effect June 23, 2018.

•
Veteran Home Loan Refinancing Reform - Adds protections for veterans who refinance their purchase or construction home loans. Under the Act, the VA will not guarantee or insure the refinancing of a loan to purchase or construct a home unless the insurer provides a certification of the recoupment period for expenses incurred by the borrower in refinancing the loan. Further, all costs and fees must be recouped within 36 months of the loan issuance, and the recoupment must occur through lower monthly payments due to the refinancing. Furthermore, the insurer must provide the veteran with a net tangible benefit test and abide by certain rules regarding the required minimum reduction in the interest rate on the refinanced loan. Per VA Circular 26-18-13, this provision was effective with applications taken on or after May 25, 2018.

•
Foreclosure Relief for Service Members - Makes permanent an amendment to the Service Members Civil Relief Act that allowed for a stay of foreclosure, sale or seizure proceedings for a service member for any action filed during or within one year of the Service Member’s period of service. This provision took effect June 23, 2018.

On February 12, 2019, federal regulatory agencies issued a joint final rule to implement provisions of the Biggert-Waters Flood Insurance Reform Act of 2012, requiring regulated institutions to accept certain private flood insurance policies in addition to National Flood Insurance Program policies. The final rule includes a streamlined compliance aid provision to help evaluate whether a flood insurance policy meets the definition of “private flood insurance.” This compliance aid allows a regulated lending institution to conclude that a policy meets the definition of “private flood insurance” without further review of the policy if the policy, or an endorsement to the policy, states: “This policy meets the definition of private flood insurance contained in 42 U.S.C. 4012a(b)(7) and the corresponding regulation.” It is effective July 1, 2019.
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
Risks Related to the DHCP Restructuring
We are subject to risks and uncertainties associated with the DHCP Chapter 11 Cases filed with the Bankruptcy Court on February 11, 2019.
Our operations, our ability to develop and execute our business plan and our continuation as a going concern are subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate the DHCP Plan or another plan of reorganization with respect to the Chapter 11 proceedings; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our originations and servicing operations in the ordinary course; our ability to maintain our relationships with our lenders, counterparties, employees and other third parties; our ability to maintain contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to Chapter 7 proceedings; and the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our operational and strategic plans.
Delays in our Chapter 11 proceedings increase the risks of our being unable to emerge from bankruptcy and may increase our costs associated with the bankruptcy process. These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our lenders, counterparties, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.
The DHCP RSA is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the DHCP RSA is terminated, our ability to confirm and consummate the DHCP Plan, and our ability to consummate any restructuring of our debt, could be materially and adversely affected.
The DHCP RSA sets forth certain conditions we must satisfy, including the timely satisfaction of conditions and milestones to consummate a Chapter 11 plan. Our ability to timely satisfy such conditions and milestones is subject to risks and uncertainties that, in certain instances, are beyond our control. The DHCP RSA gives the Requisite Term Lenders the ability to terminate the DHCP RSA under certain circumstances, including the failure of certain conditions or milestones being satisfied. Should the DHCP RSA be terminated, all obligations of the parties to the DHCP RSA will terminate (except as expressly provided in the DHCP RSA). A termination of the DHCP RSA may result in the loss of support for the DHCP Plan, which could adversely affect our ability to confirm and consummate the DHCP Plan and our ability to emerge from Chapter 11. In addition, termination of the DHCP RSA is an “Event of Default” under our post-petition debtor-in-possession financing. If the DHCP Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims or interests as the DHCP Plan, and our Chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with GSEs, regulators, government agencies, vendors, suppliers, employees and major customers.
There can be no assurance that the solicited class of claims will vote to accept the DHCP Plan.
There can be no assurance that the DHCP Plan will receive the necessary level of support to be implemented or will be approved by the Bankruptcy Court. The success of the DHCP Restructuring will depend on the willingness of certain existing creditors to agree to the exchange or modification of their claims and approval by the Bankruptcy Court, and there can be no guarantee of success with respect to those matters. The Term Loan Claims are impaired under the DHCP Plan and entitled to vote to accept or reject the DHCP Plan. Although certain Term Lenders are bound to vote for the DHCP Plan pursuant to the DHCP RSA, if the DHCP RSA is terminated they will not be so bound and any vote or consent given by such Term Lenders prior to such termination will be deemed null and void ab initio.

We may receive objections to the terms of the transactions contemplated by the DHCP RSA, including official objections to confirmation of the DHCP Plan from the various stakeholders in the DHCP Chapter 11 Cases, including the appointed statutory committee of unsecured creditors. We cannot predict the impact that any objection or third party motion may have on the Bankruptcy Court’s decision to confirm the DHCP Plan or our ability to complete an in-court restructuring as contemplated by the DHCP RSA or otherwise. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.
If we do not receive sufficient support for the DHCP Plan, or if the DHCP Plan is not confirmed by the Bankruptcy Court, it is unclear what, if any, distributions holders of claims against us would ultimately receive with respect to their claims and interests. There can be no assurance as to whether or when we will emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the DHCP Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.
There can be no assurance that our Strategic Review will result in any bids representing higher or better value than the DHCP Reorganization Transaction; and speculation and uncertainty regarding the outcome of the Strategic Review may adversely impact our business.
In response to certain inquiries received by our Board of Directors, during the second quarter of 2018 our Board of Directors initiated a process to evaluate strategic alternatives, hereinafter referred to as the Strategic Review. The DHCP RSA provides for the continuation of the Strategic Review, whereby, as a potential alternative to the implementation of the DHCP Reorganization Transaction, any and all bids for our company or some or all of our assets will be evaluated as a precursor to confirmation of any Chapter 11 plan of reorganization. The Strategic Review provides a public and comprehensive forum in which the Debtors are seeking bids or proposals for three types of potential transactions. If a bid or proposal is received representing higher or better value than the DHCP Reorganization Transaction, it will either be incorporated into the DHCP Reorganization Transaction or pursued as an alternative to the DHCP Reorganization Transaction in consultation with the Consenting Term Lenders and subject to the DHCP RSA. There can be no assurance that any such bids will be received, incorporated or pursued, and speculation and uncertainty regarding the outcome of the Strategic Review may adversely impact our business.
The Consolidated Financial Statements included herein contain disclosures that express substantial doubt about our ability to continue as a going concern due to the significant risks and uncertainties related to the DHCP Chapter 11 Cases.
As set forth in the DHCP RSA, the parties thereto have agreed to, among other things, the principal terms of our proposed financial restructuring, which will be implemented through the DHCP Plan. The significant risks and uncertainties related to the DHCP Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared assuming we will continue as a going concern.
The pursuit of the DHCP Restructuring will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations.
It is impossible to predict with certainty the amount of time and resources necessary to successfully implement the DHCP Restructuring. Compliance with the terms of the DHCP RSA and the DHCP Plan will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proposed transactions. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations.
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
Trading in our securities is highly speculative and the market price of our common stock has been and may continue to be volatile. Any such volatility may affect the ability to sell our common stock at an advantageous price or at all. Under the DHCP Plan, as currently contemplated, the holders Term Loan Claims will receive their pro rata share of new term loans and 100% of the New Common Stock and holders of Second Lien Notes claims and existing preferred stock, common stock, and warrants will not receive any recovery following effectiveness of the DHCP Plan.

The DHCP Plan contemplates that we will be a privately held company after emergence from the DHCP Chapter 11 Cases, which would result in less disclosure about us and may negatively affect our ability to raise additional funds, the ability of our stockholders to sell our securities, and the liquidity and trading prices of our preferred stock, common stock and warrants.
We currently have fewer than 300 stockholders of record and, therefore, are eligible to terminate the registration of our preferred stock, common stock and warrants under the Exchange Act. Consistent with the DHCP Plan, we anticipate filing a Form 15 to voluntarily deregister our securities under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. We expect that our obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. Following deregistration, we do not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws. These actions will result in less disclosure about us and may negatively affect our ability to raise additional funds, the ability of our stockholders to sell our securities and the liquidity and trading prices of our preferred stock, common stock and warrants.
The inability to effectuate the DHCP Restructuring could have a material adverse effect on the Company.
If a plan of reorganization is not confirmed and we are unable to effectuate the DHCP Restructuring, the adverse pressures we have recently experienced are expected to continue and potentially intensify, and could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition including with respect to its:

•	relationships with counterparties and key stakeholders who are critical to its business;

•	ability to access the capital markets;

•	ability to execute on its operational and strategic goals;

•	ability to recruit and/or retain key personnel; and

•	business, prospects, results of operations and liquidity generally.
Even if the DHCP Restructuring is consummated, we may not be able to achieve our strategic goals.
Even if the DHCP Restructuring is consummated, we will continue to face a number of risks, including our ability to reduce expenses, return our servicing and originations businesses to sustained profitability, implement our strategic initiatives, and generally maintain favorable relationships with and secure the confidence of our counterparties. Accordingly, we cannot guarantee that the proposed financial restructuring will achieve our stated goals nor can we give any assurance of our ability to continue as a going concern.
The composition of our Board of Directors changed significantly upon emergence from the WIMC Chapter 11 Case, and is expected to change significantly upon emergence from the DHCP Chapter 11 Cases.
The composition of our Board of Directors changed significantly upon emergence from the WIMC Chapter 11 Case. Our current directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board of Directors.
The DHCP Plan contemplates that the composition of our Board of Directors will change upon emergence from the DHCP Chapter 11 Cases. The new board will consist of four directors selected by the Requisite Term Lenders and the chief executive officer of the reorganized company, who shall be Thomas F. Marano. Any new directors may have different views on the issues that will determine our future, and, as a result, the future strategy and plans of New Ditech may differ materially from those of the past.
Our businesses could suffer from a long and protracted restructuring.
Our future results are dependent upon the successful confirmation and implementation of the DHCP Plan. Failure to obtain confirmation of a Chapter 11 plan or approval and consummation of an alternative restructuring transaction in a timely manner may harm our ability to obtain financing to fund our operations, and may have a material adverse effect on our business, financial condition, results of operations and liquidity.
For as long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The DHCP DIP Warehouse Facilities are intended to provide liquidity to our operating subsidiaries during the pendency of the Chapter 11 proceedings. If we are unable to obtain the necessary waivers and/or amendments or timely Bankruptcy Court approval for this or alternative financing during the pendency of the Chapter 11 proceedings, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, our outstanding securities could become further devalued or become worthless.

There can be no assurance that we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings.
Even after a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our DHCP Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the DHCP Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With certain exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
The DHCP Plan and any other plan of reorganization that we may implement will be based in large part upon assumptions, projections and analyses developed by us. If these assumptions, projections and analyses prove to be incorrect in any material respect, the DHCP Plan may not be successfully implemented.
The DHCP Plan or any other plan of reorganization that we may implement will have been based in important part on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we have considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iii) our ability to retain key employees; and (iv) the overall strength and stability of general economic conditions of the mortgage servicing and originations industry. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
Information contained in our historical financial statements is not comparable to the information contained in our financial statements after the application of fresh start accounting associated with the WIMC Chapter 11 Case.
Following the consummation of the WIMC Prepackaged Plan, our financial condition and results of operations from and after the WIMC Effective Date are not comparable to the financial condition or results of operations in our historical financial statements. As a result of our restructuring under Chapter 11 of the Bankruptcy Code, our financial statements were subject to the fresh start accounting provisions of GAAP. In the application of fresh start accounting, an allocation of the reorganization value is made to the fair value of assets and liabilities in conformity with the guidance for the acquisition method of accounting for business combinations. Adjustments to the carrying amounts could be material and could affect prospective results of operations as balance sheet items are settled, depreciated, amortized or impaired. This will make it difficult for our stockholders and others to assess our performance in relation to prior periods.
Further, if we emerge from the DHCP Chapter 11 Cases in the form of a recapitalized company, we may apply fresh start accounting to the assets and liabilities on our consolidated balance sheets. This would further diminish the comparability between reported periods.

Our emergence from the WIMC Reorganization proceedings reduced or eliminated our tax attributes and limited our ability to offset future taxable income with tax losses and credits incurred prior to our emergence from bankruptcy. Our remaining deferred tax assets could be further impaired if we have a subsequent significant change in our stockholder base.
As a result of the discharge of debt pursuant to the WIMC Chapter 11 Case, we incurred substantial cancellation of debt for federal income tax purposes. In general, a debtor in a Chapter 11 proceeding is required to reduce the amount of its tax attributes by such cancellation of debt. The tax attributes, including net operating losses, tax credits and tax basis in assets, provide potential value in the form of reduced future tax liability.
A corporation's ability to recognize the value of its tax attributes can be substantially constrained under the general annual limitation rules of Section 382 if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50% during a rolling three-year period). We experienced an ownership change in connection with our emergence from the WIMC Chapter 11 Case. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While we anticipate taking advantage of certain special rules for federal income tax purposes that would allow us to mitigate the limitations imposed under Section 382 with respect to our remaining tax attributes, there can be no assurance that these special rules will apply to the ownership change we experienced upon our emergence from bankruptcy, including that we may ultimately elect not to apply them. If the special rules do not apply, our ability to realize the value of our tax attributes would be subject to limitation.
Notwithstanding the foregoing, an ownership change subsequent to our emergence from the WIMC Chapter 11 Case may severely limit or effectively eliminate our ability to realize the value of our tax attributes. To reduce the risk of a potential adverse effect on our ability to realize the value of our tax attributes, our Articles of Amendment and Restatement contain transfer restrictions applicable to certain substantial common and preferred stockholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to realize the value of our tax attributes could be severely limited or effectively eliminated.
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
Finally, further changes to the federal or state tax laws or additional technical guidance relating to the Tax Act could operate to effectively reduce or eliminate the value of any deferred tax asset. Our tax attributes as of December 31, 2018 may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
Risks Related to our Business
If we fail to operate our business in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the FTC, HUD, the VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of our mortgage servicing, origination, insurance, collection, reverse mortgage and other activities. Further, due to changes in the federal administration in 2016, the policies, laws, rules and regulations applicable to our business have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in our business practices and increased costs of compliance. However, we are unable to predict whether any such changes will adversely affect our business.

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
We devote substantial resources (including senior management time and attention) to regulatory compliance and regulatory inquiries, and we incur, and expect to continue to incur, significant costs in connection therewith. Our business, financial condition, liquidity and/or results of operations could be materially and adversely affected by the substantial resources we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory inquiries, and any fines, penalties, restitution or similar payments we make in connection with resolving such matters.
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
We establish reserves for pending or threatened litigation and regulatory matters when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Litigation and regulatory matters involve considerable inherent uncertainties, and our estimates of loss are based on judgments and information available at the time. Our estimates may change from time to time for various reasons, including developments in the matters. There cannot be any assurance that the ultimate resolution of our litigation and regulatory matters will not involve losses, which may be material, in excess of our recorded accruals or estimates of reasonably possible losses. See Note 29 to our Consolidated Financial Statements and Item 3. Legal Proceedings for additional information.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.
We have substantial levels of indebtedness. As of December 31, 2018, we had approximately $3.0 billion of total indebtedness outstanding, the majority of which was secured, including:

•	$933.4 million of indebtedness under our 2018 Term Loan;

•	$253.9 million aggregate principal amount of Second Lien Notes;

•	$218.3 million, in the aggregate, of servicing advance liabilities under the DAAT Facility and DPAT II Facility; and

•	$1.5 billion, in the aggregate, of warehouse borrowings under certain master repurchase agreements and variable funding notes.
On February 14, 2019, the Parent Company, as guarantor, along with its wholly-owned subsidiaries Ditech Financial and RMS, entered into the DHCP DIP Warehouse Facilities, which provide up to $1.9 billion in available financing. Proceeds of the DHCP DIP Warehouse Facilities were used to repay and refinance RMS's and Ditech Financial's existing master repurchase agreements and variable funding notes issued under existing servicer advance facilities. The existing master repurchase agreements and variable funding notes issued under servicer advance facilities were terminated or otherwise replaced under the DHCP DIP Warehouse Facilities. In addition, the lenders under the DHCP DIP Warehouse Facilities have agreed to provide Ditech Financial, through the DIP Maturity Date, up to $1.9 billion in trading capacity for Ditech Financial to hedge its interest rate exposure with respect to the loans in Ditech Financial's loan origination pipeline.
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
Our ability to make required payments on our debt and other obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, including the risk factors set forth herein. We have recorded significant losses in the year ended December 31, 2017 and for the period from February 10, 2018 through December 31, 2018. We cannot assure you we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to meet our other obligations such as our obligations to repurchase HECM loans.
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
Much of our debt is short-term so we regularly seek to extend or refinance our existing indebtedness. Our ability to extend, renew or refinance our indebtedness on favorable terms, or at all, is uncertain and may be affected by global economic and financial conditions and other factors outside our control. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. From time to time in the recent past, we have obtained waivers or amendments of covenants in our pre-WIMC Effective Date debt agreements. In addition, in May 2018, August 2018, and November 2018, we obtained amendments to certain facilities and the 2018 Credit Agreement to, among other things, extend the deadline for providing certain financial statements and increase operational flexibility with respect to certain financial covenants. On February 14, 2019, certain facilities were repaid and refinanced or otherwise replaced with the DHCP DIP Warehouse Facilities. See the Liquidity and Capital Resources section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information. If we are unable to obtain needed waivers or amendments in the future, we could experience material adverse consequences.
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
The filing of the DHCP Bankruptcy Petitions triggers an event of default or an early amortization event under certain of our debt instruments. The filing of the DHCP Bankruptcy Petitions also triggers the liquidation preference of the Mandatory Convertible Preferred Stock. Certain of our obligations, including the payment of interest under our debt instruments, are stayed under the Bankruptcy Code during the pendency of the DHCP Chapter 11 Cases. See the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.
Our business strategy may not be successful in returning us to profitability.
We recorded significant net losses in the year ended December 31, 2017 and for the period from February 10, 2018 through December 31, 2018. During those periods, despite our efforts to reduce our expenses, dispose of certain businesses, eliminate certain activities and improve operations we were not successful in meeting key business goals and generating profits and on February 11, 2019 filed the DHCP Bankruptcy Petitions. Therefore, our current strategy that contemplates further cost reductions, operational enhancements and streamlining of our businesses and reduction of leverage is on hold. We cannot control all of the factors that affect our ability to achieve our goals, and some elements of our strategy, such as our goal of improving operational performance, may require expenditures and investments that adversely affect our financial results.
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
In 2018, we earned approximately 32%, 12% and 3% of our total revenues from servicing Fannie Mae, Ginnie Mae and Freddie Mac residential loans, respectively. Our ability to generate revenues in our mortgage originations business is highly dependent on programs administered by Fannie Mae, Ginnie Mae and Freddie Mac. During 2018, approximately 57%, 30% and 13% of the mortgage loans our Originations segment sold or securitized based on unpaid principal balance were Ginnie Mae, Fannie Mae and Freddie Mac residential loans, respectively. Our failure to maintain our relationships with Fannie Mae, Ginnie Mae or Freddie Mac could materially and adversely affect our business, liquidity, financial position and results of operations.
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
As of December 31, 2018, we were the subservicer for 0.8 million accounts with an unpaid principal loan balance of $111.7 billion. These subserviced accounts represented approximately 60% of our total servicing portfolio based on unpaid principal loan balance at that date. Our largest subservicing customer, NRM, represented approximately 73% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2018. Our next largest subservicing customer, Fannie Mae, represented approximately 16% of our total subservicing portfolio based on unpaid principal loan balance on December 31, 2018. Under our subservicing contracts, the primary servicers for whom we conduct subservicing activities have the right to terminate such contracts, with or without cause, with generally 60 to 90 days’ notice to us. In some instances, our subservicing contracts require payment to us of deboarding, deconversion or other fees in connection with any termination thereof, while in other instances there is little to no consideration owed to us in connection with the termination of a subservicing contract.
On January 17, 2019, we received a notice from NRM initiating the process of termination under the NRM Subservicing Agreement. Any termination of the Subservicing Agreement would not be effective until a servicing transfer has been completed in accordance with applicable requirements. We are reviewing the grounds for termination in consultation with our stakeholders and are considering all of our options with respect thereto including legal rights and remedies. We are proceeding with our strategic alternative efforts assuming there is not an ongoing subservicing relationship with NRM. We expect that it will take several months to complete the transfer of servicing on loans we subservice for NRM under the NRM Subservicing Agreement. In connection with the initial servicing transfers completed with respect to the deboarding of the NRM subservicing portfolio, we have experienced certain operational burdens and stresses. While we have taken remedial measures in an effort to ensure we do not experience such operational burdens or stresses in connection with any future transfer of servicing on a material number of loans from us to a third party, including any future transfer of servicing on the remaining loans we subservice for NRM under the NRM Subservicing Agreement, there can be no assurance that such remedial measures will be successful.
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
Our servicing portfolio is subject to runoff, meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process. Our subservicing clients, such as NRM, may also terminate us as a subservicer, which reduces the size of our servicing portfolio. While we seek to replenish our servicing portfolio through the addition of subservicing contracts, through our own MSR originations and from acquisitions of MSR from third parties, we cannot assure you that we will continue to seek to replenish our servicing portfolio utilizing each of these methods or that we will be successful in maintaining the size of our servicing portfolio.
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
There is significant competition in the non-bank servicing sector for servicing portfolios made available for purchase or subservicing. This and other factors could increase the price we pay for such portfolios or reduce subservicing margins, which could have a material adverse effect on our business, financial condition and results of operations. In determining the purchase price, we are willing to pay for servicing rights and the fee for which we are willing to accept subservicing engagements, management makes certain assumptions regarding various factors, many of which are beyond our control, including, among other things:

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
Lender-placed insurance is under increased scrutiny by regulators and, as a result of the sale of substantially all of our insurance agency business, income from sales commissions for lender-placed insurance has been eliminated; however, we remain subject to liability for the period of time during which we received such commissions.
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
We have been seeking to capture market share and increase revenue in our originations business, driven primarily from increased outbound contact efforts and improved retention of our current servicing customers. We have faced and will continue to face many challenges in this regard. For example, during the next several years we expect the overall size of the national mortgage market, as well as our own MSR portfolio, will shrink. Additional risks will include the end of key government refinancing programs (such as HARP) and potentially rising interest rates. To achieve our goals, we will need to reorient our originations group to have a greater focus on non-HARP refinances as well as purchase money mortgages. Historically we have focused on government refinance programs and have originated relatively few purchase money mortgages, except through our correspondent channel. We are still developing our marketing plans, including digital marketing, to build a more targeted retention effort for both refinance and purchase money business. In addition, we will need to attract new customers who are not customers of our servicing operations, and to do that we will need to develop new marketing approaches and outbound calling and contact methods and may need to introduce new technologies, such as mobile-optimized web presence and the ability to go further into the mortgage process online. We will also need to train significant numbers of loan officers and other employees to support these newer efforts. We expect to maintain or expand our correspondent channel, and will continue to face intense competition and margin pressure in that area. Many of the elements of the origination strategy require us to do things we have not done in the past, and our efforts may not be successful or may be more expensive and time consuming than we expect. Our implementation efforts will also be dependent upon third parties, such as technology and marketing vendors. If we are unsuccessful in expanding our originations business, this could have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Under HAMP, HARP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any mortgage refinancing or modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. We participate in and have dedicated numerous resources to HAMP and HARP, benefiting from fees and from significant loan originations volumes. The HAMP application deadline was December 31, 2016 and the HARP program expired on December 31, 2018. As a result of the termination or expiration of these programs, our refinancing and modification volumes, revenues and margins are expected to decline in 2019. Further changes in the legislation or regulations relating to these or other loan modification programs, including changes to borrower qualification requirements, could have a material adverse effect on our business, financial condition and results of operations. Termination or expiration of the HAMP or HARP programs could have a significant adverse effect on our originations volumes, revenues and margins.
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

We believe that our maximum repurchase exposure under such contracts is the origination UPB of all mortgage loans we have sold or securitized. At December 31, 2018, our maximum exposure to repurchases due to potential breaches of representations and warranties was $67.8 billion and was based on the original UPB of loans sold from the beginning of 2013 through the year ended December 31, 2018, adjusted for voluntary payments made by the borrower on loans for which we perform servicing. To recognize the potential mortgage loan repurchase or indemnification losses, we have recorded a reserve of $12.7 million at December 31, 2018. In 2018, we incurred losses of $2.3 million related to such indemnification and repurchase activity. If our mortgage loan originations increase in the future, our indemnification and repurchase requests may also increase. During periods of elevated mortgage payment delinquency rates and declining housing prices, originators have experienced, and may in the future continue to experience, an increase in loan repurchase and indemnification claims due to actual or alleged breaches of representations and warranties in connection with the sale or servicing of mortgage loans. The estimate of our loan repurchase and indemnification liability is subjective and based upon our projections of the future incidence of loan repurchase and indemnification claims, as well as loss severities. Losses incurred in connection with loan repurchase and indemnification claims may be in excess of our estimates (including our estimate of liabilities we will assume in an acquisition and factor into our purchase price). Our reserve for indemnification and repurchase obligations may increase in the future. If we are required to make indemnification payments with respect to, and/or repurchase, mortgage loans that we originate and sell or securitize in amounts that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.
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
Our reverse mortgage business generated significant losses before income tax in each of the periods in 2017 and 2018. We expect to continue to generate losses in that segment. We service a substantial portfolio of reverse loans and expect to incur continued losses on that servicing activity. We expect these losses will be driven by the costs of servicing defaulted reverse loans that are a part of our securitized portfolio, including appraisal-based claims, shortfalls between the debenture rate we receive on defaulted loans and the note rate we must continue to pay, property preservation expenses, curtailment costs and other servicing costs. To mitigate the expected losses in the reverse segment, in 2017 we ceased originating new reverse mortgages, having concluded that the cost of expanding the originations business was no longer justified based on probabilities of successfully growing that business to scale. We will continue to fund undrawn amounts available to borrowers of reverse loans we have made.

As part of the Strategic Review, we have been evaluating options for our reverse mortgage business, including the possibility of selling some or all of its assets or pursuing alternative solutions for the business in collaboration with other parties. We cannot be certain whether or on what terms we will be able to consummate any transaction involving our reverse mortgage business or whether any such transaction would reduce our expected reverse mortgage losses. As of December 31, 2018, the net carrying value of our Reverse Mortgage segment securitized loan book was a net liability of approximately $60.9 million.
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
We had a curtailment obligation liability of $68.7 million at December 31, 2018 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. We assumed $46.0 million of this liability through the acquisition of RMS, which resulted in a corresponding offset to goodwill and deferred tax assets. During the year ended December 31, 2018, we recorded a provision (benefit), net of expected third-party recoveries, related to the curtailment liability of $(7.0) million. We have potential estimated maximum financial statement exposure for an additional $61.8 million related to similar claims, which are reasonably possible, but which we believe are primarily the responsibility of third parties (e.g., prior servicers and/or credit owners). Our potential exposure to a substantial portion of this additional risk relates to the possibility that such third parties may claim that we are responsible for the servicing liability or that we exacerbated an existing failure by the third party. The actual amount, if any, of this exposure is difficult to estimate and requires significant management judgment as curtailment obligations continue to be an industry issue. While we are pursuing, and will continue to pursue, mitigation efforts to reduce both the direct exposure and the reasonably possible third-party-related exposure, we cannot assure you that any such efforts will be successful.
We had a curtailment obligation liability of $31.1 million at December 31, 2018 related to Ditech Financial's mortgage loan servicing, which we assumed through an acquisition of servicing rights. We are obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
We cannot assure you that we will not discover additional facts resulting in changes to our estimated liability. To the extent we are required to record additional amounts as liabilities, there may be an adverse impact on our results of operations or financial condition.
See Item 3. Legal Proceedings and Note 29 to our Consolidated Financial Statements for additional information.
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
During 2018, our HECM repurchases amounted to approximately $1.8 billion, with a balance of approximately $1.1 billion at the end of 2018, an increase from approximately $808.5 million at the end of 2017. We expect our repurchase obligations to increase in 2019, but the amount of repurchase obligations we will incur in any specific period in the future is uncertain, as it will be affected by, among other things, the rate at which borrowers draw down on amounts available under their HECM loans. In addition, the balance of funds we must commit to repurchases (and the related cost of such funding) will depend in part on how long we must hold and service such loans after repurchasing them, and recent regulatory changes and practices have adversely affected the amount of time we must hold and service such loans following repurchase. As our funding needs increase for repurchased HECMs, we will seek to enter into new, or increase the capacity of existing, lending facilities to provide a portion of such funds; however, we cannot be certain such new facilities will be available or that our existing facilities will be extended or increased.
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

A loss of RMS' approved status under reverse loan programs operated by the FHA, HUD or Ginnie Mae could adversely affect our business.
In order to service HECM loans, RMS must maintain its status as an approved FHA mortgagee and an approved Ginnie Mae issuer and servicer. RMS must comply with the FHA’s and Ginnie Mae’s respective regulations, guides, handbooks, mortgagee letters and all participants’ memoranda. If RMS defaults under its program obligations to Ginnie Mae, Ginnie Mae has a right to terminate the approved status of RMS, seize the MSR of RMS without compensation (which includes the right to be reimbursed for outstanding advances from the FHA), demand indemnification for its losses, and impose administrative sanctions, which may include civil money penalties.
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
If we are unable to fund our Tail commitments this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2018, our commitment to fund additional borrowing capacity was $1.0 billion. In addition, we are required to make interest payments on HMBS issued in respect of HECM loans and to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and from time to time securitize these amounts (along with our servicing fees) through the issuance of Tails. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such Tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
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
The financial services industry as a whole is characterized by rapidly changing technologies. System disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion (e.g., cyber-attack), computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches (which we have experienced and may in the future experience), acts of vandalism and developments in computer intrusion capabilities could result in a compromise or breach of the technology that we use to protect our borrowers' personal information and transaction data. Systems failures could result in reputational damage to our business and cause us to incur significant costs and third-party liability, and this could adversely affect our business, financial condition or results of operations. See the Cybersecurity section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information relating to cybersecurity.
We transitioned a significant portion of our mortgage servicing business to MSP, a mortgage and consumer loan servicing platform, and problems relating to the transition to, and implementation of, MSP have interfered with, and could continue to interfere with, our business and operations.
We have invested significant capital and human resources in connection with the transition to and implementation of MSP, and we expect that we will continue to invest significant capital and human resources in refining our use of MSP with the goal of maximizing efficiencies available to us following such transition. We have experienced decreases in productivity and increased costs as our employees implement and become familiar with the new system, and there can be no assurance that we will not continue to do so in the future. We have also experienced certain disruptions, delays and deficiencies in connection with the transition of servicing onto MSP, and there can be no assurance that we will not continue to do so in the future. Any disruptions, delays or deficiencies in our implementation or refinement efforts, particularly any disruptions, delays or deficiencies that impact our operations could have a material adverse effect on our business and operations. Furthermore, the transition to and implementation of MSP was more costly than we initially anticipated and our current estimates for the remaining cost and time required to refine MSP may be wrong. Our plans to become a more efficient mortgage servicer depend in part upon us achieving significant cost reductions and efficiencies in relation to our servicing platform. If we are unable to achieve these goals, our financial position, results of operations and cash flows could be adversely impacted.

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
We have also increased the use of offshore vendors generally, especially with respect to certain of our technology functions. Our reliance on third-party vendors in other countries exposes us to disruptions in the political and economic environment in those countries and regions. Further, any changes to existing laws or the enactment of new legislation restricting offshore outsourcing by companies based in the U.S. may adversely affect our ability to outsource functions to third-party offshore service providers. Our ability to manage any such difficulties would be largely outside of our control, and our inability to utilize offshore service providers could have a material adverse effect on our business, financial condition, results of operations, cash flows and securities.

Negative public opinion could damage our reputation and adversely affect our earnings.
Reputational risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending, loan servicing, debt collection practices, corporate governance, our WIMC Chapter 11 Case and DHCP Chapter 11 Cases, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from complaints filed with regulators, social media and traditional news media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.
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
Our planned acceleration of our integration and centralization has been delayed as a result of the DHCP Bankruptcy Petitions. We believe that such integration will enable us to achieve considerable cost savings and increases in efficiency and operational oversight. However, there are costs associated with implementing integration changes and there are considerable risks involved in such integration efforts, including the risks of operational breakdowns and unwanted personnel losses during the period of transition. We may be unsuccessful in implementing our integration plan on time or at all, and the integration efforts could be more costly than expected and could yield lower savings and efficiency benefits than planned. If we are not able to successfully combine the acquired businesses and assets with ours within the anticipated time frame, or at all, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected, the combined businesses and assets may not perform as expected, and the value of our business may be adversely affected.
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
Impairment charges relating to our intangible assets could adversely affect our financial performance.
At December 31, 2018, we had $15.8 million of intangible assets. We generally evaluate intangible assets for impairment at the reporting unit or asset group level as of October 1 of each year, or whenever events or circumstances indicate potential impairment. A significant decline in our reporting unit performance, increases in equity capital requirements, increases in the estimated cost of debt or equity, or a significant adverse change in the business climate may necessitate our taking charges in the future related to the impairment of our intangible assets. We incurred impairment charges of $23.7 million during 2018. Unanticipated changes in circumstances, existing as of December 31, 2018 or at other times in the future, or in the numerous estimates made in performing the impairment assessment, may result in impairment of intangible assets and have a related impact on income taxes in the future. If we determine that our intangible assets are impaired, we may be required to record additional significant charges to earnings that could adversely affect our financial condition and operating results.
We identified material weaknesses in our internal controls over financial reporting for the year ended December 31, 2017, one of which has not been remediated as of December 31, 2018. If we do not adequately address this material weakness, if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting in the future, or if we otherwise do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results, which may materially adversely affect our business and financial condition.
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
We concluded at December 31, 2017 that there was a material weakness in internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities. We have concluded that the steps taken to remediate the material weakness associated with Ditech Financial default servicing activities were not effective. Accordingly, this material weakness remains as of December 31, 2018.
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
The experience of our senior managers is a valuable asset to us. While our senior management team has significant experience in the residential loan originations and servicing industry, we have experienced significant senior management turnover, including with our Chief Executive Officer and Chief Financial Officer. On February 20, 2018, Anthony N. Renzi stepped down from his position as our Chief Executive Officer and President, and the Board appointed Jeffrey P. Baker to serve as Interim Chief Executive Officer and President, while continuing in his role as President of RMS. On April 18, 2018, Thomas F. Marano became our new Chief Executive Officer and President, with Mr. Baker continuing in his role as President of RMS. On February 1, 2018, Gerald A. Lombardo joined us and, effective February 9, 2018, succeeded Gary Tillett as Chief Financial Officer. Effective April 23, 2018, Ritesh Chaturbedi was appointed Ditech Holding's Chief Operating Officer. Mr. Chaturbedi entered into a termination letter agreement with the Company on January 14, 2019, pursuant to which Mr. Chaturbedi's employment was terminated as of such date. Disruptions in management continuity could result in operational or administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price, and may make recruiting for future management positions more difficult or costly. The loss of the services of our senior managers, or our recent, or any future, turnover at the senior management level, as well as risks associated with integrating a significant number of senior level employees into our operations and potential disruptions if one or more of the new employees are not successful, could adversely affect our business.
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
Our Articles of Amendment and Restatement provide that our Board of Directors is classified. The Preferred Stock Directors, serving in Class I and Class II, were designated by our Senior Noteholders and the Common Stock Directors, serving in Class III, were designated by us. The initial terms of the Class I directors will expire at our annual meeting in 2018, the Class II directors in 2019 and the Class III directors in 2020, with directors being elected thereafter to serve three-year terms. During the period commencing on the WIMC Effective Date and terminating on February 9, 2020, for so long as any preferred stock is outstanding, only the holders of preferred stock, voting separately as a class, will be entitled to elect Preferred Stock Directors, and Preferred Stock Directors will be nominated by, and Preferred Stock Director vacancies will be filled by, the Preferred Stock Directors then in office. During such period, only the holders of our successor common stock, voting separately as a class, will be entitled to elect the Common Stock Directors, and Common Stock Directors will be nominated by, and Common Stock Director vacancies will be filled by, the Common Stock Directors then in office.
From the WIMC Effective Date to and including August 9, 2019, we may not, without the approval of at least seven (7) of the nine (9) members of the Board of Directors then in office, (i) sell all or substantially all of our assets, (ii) enter into any transaction pursuant to which a change in control (as defined in the Articles of Amendment and Restatement) would occur, (iii) increase or decrease the size of the Board of Directors, or (iv) amend, alter or repeal certain provisions of our Articles of Amendment and Restatement.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive and principal administrative office and our Originations segment are located in Fort Washington, Pennsylvania in a 192,000 square foot facility, which is leased under a long-term lease. Our Servicing segment has centralized servicing operations located in Saint Paul, Minnesota, Tempe, Arizona, Rapid City, South Dakota and Jacksonville, Florida in leased office space ranging between 22,000 and 171,000 square feet. Our Reverse Mortgage segment operations centers lease office space of 68,000 square feet in Houston, Texas. Certain administrative and corporate operations and other activities included in our Corporate and Other non-reportable segment are conducted at our Tampa, Florida location in approximately 8,000 square feet of leased office space. In addition, our field servicing and regional operations lease approximately 20 smaller offices located throughout the U.S. Our lease agreements have terms that expire through 2026, exclusive of renewal option periods. We believe that our leased facilities are adequate for our current requirements.
On February 11, 2019, we filed with the Bankruptcy Court a motion seeking authority to (i) reject certain unexpired leases of nonresidential real property and related subleases in (a) St. Paul, Minnesota; Houston, Texas; and Maryland Heights, Missouri as of the Commencement Date and (b) Fort Worth, Texas; Irving, Texas; and Palm Beach Gardens, Florida as of February 28, 2019; and (ii) abandon certain property in connection therewith. The Bankruptcy Court granted this motion at the second day hearing held on March 14, 2019. Additionally, on March 28, 2019, we filed with the Bankruptcy Court a motion seeking authority to reject an unexpired lease of nonresidential real property in Rapid City, South Dakota on or before April 5, 2019 and abandon certain property in connection therewith. The Bankruptcy Court granted this motion at a hearing held on April 11, 2019. We are continuing to review our assets and activities and are advancing analysis and developing strategies with respect to any assets and activities we no longer deem to be a core part of our operations. Our remaining sites continue to undergo a review of strategic alternatives, which could result in additional site closings or other outcomes.
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

DHCP Reorganization Proceedings
On February 11, 2019, Ditech Holding and certain of its direct and indirect subsidiaries filed the DHCP Bankruptcy Petitions under the Bankruptcy Code as contemplated by the DHCP RSA entered into on February 8, 2019.
During the pendency of the DHCP Chapter 11 Case, the Bankruptcy Court granted relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors. For goods and services provided following the DHCP Petition Date, we continue to pay vendors under normal terms.
As a result of the DHCP Chapter 11 Cases, attempts to prosecute, collect, secure or enforce remedies with respect to prepetition claims against the Debtors, including litigation relating to the entities involved in the DHCP Chapter 11 Cases, are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code, as modified or amended by the terms of any order entered in the DHCP Chapter 11 Cases.
For a more detailed discussion of the DHCP Reorganization Proceedings, refer to the DHCP Chapter 11 Cases section of Liquidity and Capital Resources under Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
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
On July 27, 2016, RMS received a letter from the New York Department of Financial Services requesting information on RMS' reverse mortgage servicing business in New York.
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

We are involved in litigation, including putative class actions, and other legal proceedings concerning, among other things, servicing and serving-transfer practices, lender-placed insurance, private mortgage insurance, bankruptcy practices, property preservation practices, servicing/foreclosure fees and costs and employment practices, and for alleged violations of various federal and state laws and statutes, such as the False Claims Act, FDCPA, TCPA, FCRA, TILA, RESPA, EFTA and ECOA. In addition, there have been various legal and regulatory developments in Nevada regarding liens asserted by HOAs for unpaid HOA assessments. Credit owners may assert claims against servicers such as Ditech Financial for failure to advance sufficient funds to cover unpaid HOA assessments and protect the credit owner’s interest in the subject property. We service numerous loans in Nevada and are involved in litigation and other legal proceedings affected by, or related to, these HOA matters.
In Kamimura, Lee C. v. Green Tree Servicing LLC, filed on April 8, 2016 in the U.S. District Court for the District of Nevada, Ditech Financial is subject to a putative nationwide class action suit alleging FCRA violations by obtaining credit bureau information without a permissible purpose after the discharge of debt owed to Ditech Financial pursuant to Chapter 13 of the Bankruptcy Code. The plaintiff in this suit, on behalf of himself and others similarly situated, seeks actual and punitive damages, statutory penalties, and attorneys’ fees and litigation costs. On February 11, 2019, the action was stayed pursuant to section 362 of the Bankruptcy Code.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On July 13, 2018, the parties entered into a formal settlement agreement to settle the action for $2.95 million subject to notice to the alleged class and court approval. On December 18, 2018, the court approved the settlement, which was paid by the Company's directors’ and officers’ insurance carrier. On January 18, 2019, the time to appeal the court's approval of the settlement expired.
A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. The plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the court’s denial of the motion to dismiss. On October 17, 2018, the parties entered into a formal settlement agreement to settle the action based on the Company's adoption of certain corporate governance measures. The Company's directors' and officers' insurance carrier agreed to pay $0.258 million in attorneys’ fees to plaintiff's counsel. On February 1, 2019, the court approved the settlement. On February 11, 2019, the action was stayed pursuant to section 362 of the Bankruptcy Code.

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
For a description of certain legal proceedings, refer to Note 29 to the Consolidated Financial Statements included in this report, which is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On the WIMC Effective Date, all shares of our Predecessor common stock, as well as our Convertible Notes and Senior Notes, were canceled and 4,252,500 shares of common stock, par value $0.01 per share, were issued to the holders of our Predecessor common stock and Convertible Noteholders. In addition, on the WIMC Effective Date, we issued to the holders of our Predecessor common stock and Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. Further, we issued Second Lien Notes and Mandatorily Convertible Preferred Stock to the Senior Noteholders, which Mandatorily Convertible Preferred Stock is convertible into 11,497,500 shares of common stock, and we reserved 3,193,750 shares of common stock to be issued under our equity incentive plan. We relied, based on the Confirmation Order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act (i) the offer and sale of our outstanding common stock to the holders of our Predecessor common stock and Convertible Notes, (ii) the offer and sale of the Series A and Series B Warrants to the holders of our Predecessor common stock and Convertible Notes, (iii) the offer and sale of the Mandatorily Convertible Preferred Stock and Second Lien Notes to the Senior Noteholders, and (iv) the offer and sale of the common stock issuable upon exercise of the warrants or conversion of the Mandatorily Convertible Preferred Stock. Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

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
Price Range of our Common Stock and Warrants
Our Predecessor common stock traded under the symbol WAC until the WIMC Effective Date. Our Successor common stock began trading on the NYSE on February 12, 2018 under the symbol DHCP. No prior established public trading market existed for our Successor common stock prior to this date. On November 6, 2018, the NYSE suspended and commenced proceedings to delist our common stock and warrants from the NYSE due to our failure to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15.0 million pursuant to Section 802.01B of the NYSE Listed Company Manual. Effective November 7, 2018, our common stock and warrants commenced trading on the OTC Pink marketplace under the symbols DHCP for our common stock and DHCPW and DHCBW for our Series A Warrants and Series B Warrants, respectively. The delisting of our common stock and warrants from the NYSE became effective on December 3, 2018.
Effective February 12, 2019, our common stock symbol was changed to DHCPQ due to the filing of the DHCP Bankruptcy Petitions on February 11, 2019. Any over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.
We caution that trading in our common stock and warrants during the pendency of the DHCP Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our common stock and warrants may bear little or no relationship to the actual recovery, if any, by the holders of our securities in the DHCP Chapter 11 Cases. On the DHCP Effective Date, it is anticipated that the common stock will be canceled. It is not anticipated that the holders of the common stock will receive any distributions.
Number of Holders of Common Stock
As of April 5, 2019, there were 85 record holders of our common stock. Such number of record holders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Dividends
We did not pay any cash dividends on our common stock during the fiscal years ended December 31, 2018 and 2017. As a result of the DHCP Chapter 11 Cases, we are currently prohibited from paying dividends. Following the potential emergence from the DHCP Chapter 11 Cases, we do not anticipate paying any dividends as we expect to retain any future cash flows for debt reduction and to support operations. These restrictions on dividends are described in greater detail in the Liquidity and Capital Resources section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to Note 25 to the Consolidated Financial Statements for additional information regarding dividend restrictions.

Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
Omitted.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in Part I, Item 1A. Risk Factors. Historical results and trends that might appear should not be taken as indicative of future operations, particularly in light of our emergence from the WIMC Chapter 11 Case in February 2018, our filing the DHCP Bankruptcy Petitions in February 2019, MSR sales, tax reform, and other regulatory developments discussed throughout this report. Refer to the Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 section located in the forepart in this report for a discussion regarding forward-looking statements.
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
Recent Developments
On November 30, 2017, Walter Investment Management Corp. (Predecessor) filed the WIMC Bankruptcy Petition under the Bankruptcy Code to pursue the WIMC Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended WIMC Prepackaged Plan and on January 18, 2018, entered an order confirming the WIMC Prepackaged Plan. On February 9, 2018, the WIMC Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the WIMC Chapter 11 Case as Ditech Holding Corporation (Successor).
We met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown in Note 2 to the Consolidated Financial Statements. GAAP requires us to report our results separately as the period subsequent to emergence (Successor), which is the period from February 10, 2018 through December 31, 2018, and the period prior to emergence (Predecessor), which is the period from January 1, 2018 through February 9, 2018. Any presentation of the Successor represents the financial position and results of operations of the Successor and is not comparable to prior periods.
Throughout 2018, we continued to forecast reductions in liquidity that became increasingly challenging due to further deterioration of results due to required repayment terms and restrictive covenants of the 2018 Term Loan, further increases in Ginnie Mae buyout loans, an inability to execute on certain transactions, recurring operating losses and negative cash flows in certain of our segments, including unforeseen increased collateral posting requirements and/or negative impacts from market conditions. To address this situation, we became focused on liquidity and cash generation.
Strategy
In response to certain inquiries received by our Board of Directors, during the second quarter of 2018 our Board of Directors initiated a process to evaluate strategic alternatives, hereinafter referred to as the Strategic Review. This process was and is being conducted with the assistance of financial and legal advisors. We are considering a range of potential transactions including, among other things, a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company.

Based on analyses we prepared with our financial advisors in connection with the Strategic Review (including analyses of proposals received by us during such review), analyses we prepare from time to time in connection with our internal business planning processes, and the risks and uncertainties that could adversely impact our liquidity plan, during the Strategic Review management and our Board of Directors determined that the actions we had taken and actions that we plan to take to improve our liquidity position, may not have been adequate to meet our future obligations.
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
On January 17, 2019, we received a notice from NRM initiating the process of termination under the NRM Subservicing Agreement. In connection therewith, we have subsequently deboarded certain of the loans we previously subserviced for NRM under the NRM Subservicing Agreement. Any termination of the NRM Subservicing Agreement would not be effective until a servicing transfer has been completed in accordance with applicable requirements. We are reviewing the grounds for termination in consultation with our stakeholders and are considering all of our options with respect thereto including legal rights and remedies. We are proceeding with our strategic alternatives efforts assuming there is not an ongoing subservicing relationship with NRM. Our plans are not contingent on any continuing relationship with NRM.
On February 8, 2019, Ditech Holding Corporation and certain of its direct and indirect subsidiaries (collectively, the Debtors) entered into the DHCP RSA with the Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the term loans outstanding under the 2018 Credit Agreement. On February 11, 2019, the Debtors filed the DHCP Bankruptcy Petitions under the Bankruptcy Code to pursue the DHCP Plan.
Pursuant to the DHCP RSA, the Debtors have agreed to the principal terms of our financial restructuring with the Consenting Term Lenders, which will be implemented through a prearranged plan of reorganization under the Bankruptcy Code and which provides for the restructuring of our indebtedness through a recapitalization transaction that is expected to reduce gross corporate debt by over $800 million and provide us with an appropriately sized working capital facility or other liquidity enhancing transaction upon emergence.
The DHCP RSA also provides for the continuation of our prepetition review of strategic alternatives, whereby, as a potential alternative to the implementation of the DHCP Reorganization Transaction, any and all bids for our company or some or all of our assets will be evaluated as a precursor to confirmation of any Chapter 11 plan of reorganization.
The review of strategic alternatives provides a public and comprehensive forum in which we are seeking bids or proposals for three types of potential transactions, as described below. If a bid or proposal is received representing higher or better value than the DHCP Reorganization Transaction, it will either be incorporated into the DHCP Reorganization Transaction or pursued as an alternative to the DHCP Reorganization Transaction in consultation with the Consenting Term Lenders and subject to the DHCP RSA.
The three types of transactions for which bids are being solicited are:

•	a sale transaction meaning, a sale of substantially all of our assets, as provided in the DHCP RSA;

•
an asset sale transaction meaning, the sale of a portion of our assets other than a sale transaction consummated prior to DHCP Effective Date; provided such sale shall only be conducted with the consent of the Requisite Term Lenders; and

•
a master servicing transaction meaning, as part of the DHCP Reorganization Transaction to the extent the terms thereof are acceptable to the Requisite Term Lenders, our entry into an agreement or agreements with an approved subservicer or subservicers whereby, following the DHCP Effective Date, all or substantially all of our mortgage servicing rights are subserviced by the new subservicer.

The DHCP RSA presently contemplates the following treatment for certain key classes of creditors under the DHCP Reorganization Transaction:

•	DHCP DIP Warehouse Facilities Claims - On the DHCP Effective Date, the holders of DHCP DIP Warehouse Facilities claims will be paid in full in cash;

•
Term Loan Claims - On the DHCP Effective Date, the holders of Term Loan Claims will receive their pro rata share of new term loans under an amended and restated credit facility agreement in the aggregate principal amount of $400 million, and 100% of our New Common Stock, which will be privately held;

•	Second Lien Notes Claims - On the DHCP Effective Date, the holders of our Second Lien Notes will not receive any distribution;

•
Go-Forward Trade Claims - On the DHCP Effective Date, trade creditors identified by us (with the consent of the Requisite Term Lenders) as being integral to and necessary for the ongoing operations of New Ditech) will receive a distribution in cash in an amount equaling a certain percentage of their claim, subject to an aggregate cap; and

•	Existing Equity Interests - On the DHCP Effective Date, holders of our existing preferred stock, common stock and warrants will have their claims extinguished.
If we proceed to confirmation of a sale transaction, we will distribute proceeds of such transaction in accordance with the priority scheme under the Bankruptcy Code.
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
The Company
At December 31, 2018, we serviced 1.5 million residential loans with a total unpaid principal balance of $187.2 billion. We originated $12.6 billion in mortgage loan volume in 2018.
During 2018, we added to the unpaid principal balance of our third-party mortgage loan servicing portfolio with subservicing contracts of $8.9 billion and mortgage loans sold with servicing retained of $6.5 billion, which was more than offset by $25.6 billion of payoffs and other adjustments, net of recapture activities of $3.5 billion, and $7.5 billion of sales with servicing released. In addition, we added to the unpaid principal balance of our third-party reverse loan servicing portfolio with $2.0 billion in Tail issuances, Ginnie Mae buyout loans sold with subservicing retained and other additions, which was more than offset by $2.8 billion in payoffs and curtailments.
Our mortgage loan originations business diversifies our revenue base and helps us replenish our servicing portfolio. During 2018, we originated $4.6 billion of mortgage loans through our consumer and wholesale channels and purchased $8.0 billion of mortgage loans through our correspondent channel. Substantially all of these purchased and originated mortgage loans were added to our servicing portfolio upon loan sale. The results of our originations business have been negatively impacted by the recent rise in interest rates, which reduces the level of refinancing transactions. Purchase activity has remained relatively consistent with that of 2017 despite the higher rate environment; however, we are not an established purchase money lender and it will take time to develop brand awareness and build market share.
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

We manage our Company in three reportable segments: Servicing, Originations, and Reverse Mortgage. A description of the business conducted by each of these segments and our Corporate and Other non-reportable segment is provided below:
Servicing - Our Servicing segment performs servicing for our own mortgage loan portfolio, on behalf of third-party credit owners of mortgage loans for a fee and on behalf of third-party owners of MSR for a fee, which we refer to as subservicing. The Servicing segment also operates complementary businesses including asset receivables management that performs collections of post charge-off deficiency balances for third parties and us. Commencing February 1, 2017, an insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. In addition, the Servicing segment held the assets and mortgage-backed debt of the Residual Trusts until their deconsolidation in November 2018.
Originations - Our Originations segment originates and purchases mortgage loans that are intended for sale to third parties. In 2018, the mix of mortgage loans sold by our Originations segment, based on unpaid principal balance, consisted of (i) 57% Ginnie Mae loans, (ii) 30% Fannie Mae conventional conforming loans and (iii) 13% Freddie Mac conventional conforming loans.
Reverse Mortgage - Our Reverse Mortgage segment primarily focuses on the servicing of reverse loans. Effective January 2017, we exited the reverse mortgage originations business. We no longer have any reverse loans remaining in the originations pipeline and have finalized the shutdown of the reverse mortgage originations business. We continue to fund Tails, and, from time to time, securitize these amounts.
Corporate and Other - Our Corporate and Other non-reportable segment includes our corporate functions and also holds the assets and liabilities of the Non-Residual Trusts and corporate debt. Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
Overview
Our Servicing segment revenue is primarily impacted by the size and mix of our capitalized servicing and subservicing portfolios and is generated through servicing of mortgage loans for third-party clients and/or credit owners. Net servicing revenue and fees include the change in fair value of servicing rights carried at fair value and the amortization of all other servicing rights. Our servicing fee income generation is influenced by the volume and timing of entrance into subservicing contracts and purchases and sales of servicing rights. The fair value of our servicing rights is largely dependent on the size of the related portfolio, discount rates, and prepayment and default speeds. Our Originations segment revenue, which is primarily comprised of net gains on sales of loans, is impacted by interest rates and the volume of loans locked as well as the margins earned in our various origination channels. Net gains on sales of loans include the cost of additions to the representations and warranties reserve. Our Reverse Mortgage segment is impacted by subservicing contracts, the fair value of reverse loans and HMBS, draws on existing reverse loans, the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools, and historically, the volume of new reverse loan originations.
Our results of operations are also affected by expenses such as salaries and benefits, information technology, occupancy, legal and professional fees, the provision for advances, curtailment, interest expense and other operating expenses. During 2018, our results were also impacted by reorganization items and fresh start accounting adjustments of $461.8 million that were directly attributable to the WIMC Chapter 11 Case and our emergence therefrom, and by non-cash goodwill and intangible assets impairment charges of $23.7 million. Refer to the Financial Highlights, Results of Operations and Business Segment Results sections below for further information.
Our principal sources of liquidity are the cash flows generated from our business segments, funds available from our master repurchase agreements and mortgage loan servicing advance facilities, issuance of GMBS, and issuance of HMBS to fund our Tail commitments. We may generate additional liquidity through sales of MSR, any portion thereof, or other assets. In June 2018, we sold a pool of defaulted reverse Ginnie Mae buyout loans owned by us and financed under our existing financing facilities for a sales price of approximately $241.3 million, which amount includes a negotiated holdback amount. We continue to service these loans on behalf of the purchaser under a subservicing agreement. On April 23, 2018, we entered into a master repurchase agreement which, as of December 31, 2018, provides up to $412.0 million in total capacity, and a minimum of $400.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. In October 2018, we executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned previously repurchased from Ginnie Mae securitization pools. Refer to the Liquidity and Capital Resources section below for additional information.

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
Total revenues were $658.9 million and $187.3 million for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented an increase of $15.0 million as compared to the year ended December 31, 2017. The increase in revenue reflects an increase of $121.3 million in net servicing revenue and fees, partially offset by decreases of $94.7 million in net gains on sales of loans and $36.0 million in interest income on loans. The increase in net servicing revenue and fees was driven by an increase of $214.9 million related to changes in valuation inputs and assumptions for servicing rights, partially offset by $103.0 million in lower servicing fees.
The increase in fair value related to changes in valuation inputs and assumptions for servicing rights was driven by a 49 bps increase in mortgage interest rates and adjustments to assumptions for prepayment speeds and delinquencies. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current. The decrease in servicing fees was due to the shift of our third-party servicing portfolio from servicing to subservicing and continued runoff of the overall servicing portfolio. The decrease in net gains on sales of loans resulted from a lower day one margin due to a product mix shift towards lower margin correspondent and wholesale channels combined with pricing decreases implemented in 2018, as well as an overall lower volume of locked loans. The decrease in interest income on loans resulted from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held in the Residual Trusts on February 10, 2018 in connection with fresh start accounting.
Total expenses were $879.1 million and $133.7 million for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, which represented a decrease of $281.9 million as compared to the year ended December 31, 2017. The decrease in expenses was driven by $179.6 million in lower general and administrative expenses, $58.8 million in lower salaries and benefits and $49.3 million in lower other expenses, net, offset in part by goodwill and intangible assets impairment charges of $23.7 million.
General and administrative expenses were lower primarily as a result of decreases in costs related to our debt restructure initiative in 2017, default servicing expense, curtailment-related accruals, legal fees related to litigation and regulatory costs, occupancy costs due primarily to a lease liability accrual recorded in 2017, contractor and consulting fees, professional fees due in part to transitioning work in-house and the sale of substantially all of our insurance business in 2017, loan origination expense due to a lower funded originations volume, and advance loss provision due to a decrease in the servicing advance portfolio and a decline in delinquent portfolios, offset in part by an increase in amortization of the Clean-up Call Agreement inducement fee in 2018. Salaries and benefits decreased primarily as a result of a lower average headcount driven by site closures and various organizational changes. Other expenses, net decreased due primarily to the recognition of a deferred gain on real estate owned in connection with the sale and deconsolidation of the Residual Trusts in November 2018.
In March 2018, we recorded goodwill impairment of $9.0 million related to the Originations segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender. In March 2018, we recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment, and in June 2018, we recorded intangible assets impairment of $1.0 million related to trade names of the Originations segment. These assets were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance. In December 2018, we recorded intangible assets impairment of $6.4 million related to trade names of the Servicing segment and $6.3 million related to trade names of the Originations segment as a result of actual and forecasted business declines.
We recorded $464.6 million of reorganization items and fresh start accounting adjustments for the period from January 1, 2018 through February 9, 2018 driven by $556.9 million related to the gain on cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to Convertible and Senior Noteholders. Refer to the Emergence from the WIMC Reorganization Proceedings section below for additional information.
Cash provided by operating activities decreased $882.6 million to cash used in operating activities for the year ended December 31, 2018 as compared to 2017. The primary driver for the change in cash provided by operating activities was a decrease in cash provided by originations' activities resulting from a lower volume of loans sold in relation to loans originated in 2018 as compared to 2017.

Emergence from the WIMC Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. filed the WIMC Bankruptcy Petition under the Bankruptcy Code to pursue the WIMC Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended WIMC Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the WIMC Prepackaged Plan. On February 9, 2018, the WIMC Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the WIMC Chapter 11 Case and changed its name to Ditech Holding Corporation. From and after effectiveness of the WIMC Prepackaged Plan, we have continued, in our previous organizational form, to carry out our business.
On February 11, 2019, Ditech Holding Corporation and certain of its subsidiaries filed the DHCP Bankruptcy Petitions as contemplated by the DHCP RSA entered into on February 8, 2019 as discussed further below. The Company intends to continue to operate its businesses during the pendency of the DHCP Chapter 11 Cases.
The below descriptions of our common stock, preferred stock, warrants, term loan, second lien notes, warehouse facilities, and other agreements reflect our emergence from the WIMC Reorganization proceedings. For a discussion of the treatment of key classes of creditors under the DHCP Reorganization Transaction, refer to the Strategy section of the Executive Summary above.
Common Stock
On the WIMC Effective Date, all shares of our Predecessor common stock were canceled and 4,252,500 shares of Successor common stock, par value $0.01 per share, were issued to the Predecessor stockholders and Convertible Noteholders. We reserved 3,193,750 shares of common stock for issuance under our equity incentive plan. The estimated fair value of the common stock on the WIMC Effective Date was $10.25 per share.
Preferred Stock
On the WIMC Effective Date, we issued 100,000 shares of Mandatorily Convertible Preferred Stock to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the WIMC Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment, is $8.6975. The shares of Mandatorily Convertible Preferred Stock are also convertible at the option of the holder thereof or upon the affirmative vote of at least 66 2/3% of the Mandatorily Convertible Preferred Stock then outstanding. The estimated fair value of the Mandatorily Convertible Preferred Stock on the WIMC Effective Date was $1,231.70 per share.
Warrants
On the WIMC Effective Date, we issued to the Predecessor stockholders of our common stock and the Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the WIMC Effective Date. The estimated fair values of the Series A Warrants and Series B Warrants on the WIMC Effective Date were $1.68 and $0.94 per share, respectively.
2018 Credit Agreement
On the WIMC Effective Date, pursuant to the terms of the WIMC Prepackaged Plan, we entered into the 2018 Credit Agreement. The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR floor of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, on the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, on the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan is guaranteed by substantially all of our wholly-owned domestic subsidiaries and secured by a first priority pledge on substantially all of our assets and the assets of the subsidiary guarantors, in each case subject to certain exceptions. Refer to the Liquidity and Capital Resources section for further information.

Second Lien Notes
On the WIMC Effective Date, pursuant to the terms of the WIMC Prepackaged Plan, we entered into an indenture and issued $250.0 million aggregate principal amount of Second Lien Notes maturing on December 31, 2024. Interest on the Second Lien Notes will accrue at a rate of 9.00% per annum payable semi-annually in arrears on June 15 and December 15 of each year. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount, at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require that we exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and our subsidiary guarantors. Refer to the Liquidity and Capital Resources section for further information.
Termination of Rights Agreement
On the WIMC Effective Date, we entered into Amendment No. 2 to the Rights Agreement with Computershare, which accelerated the scheduled expiration date of the Rights (as defined in the Rights Agreement) to the WIMC Effective Date. The rights issued pursuant to the Rights Agreement, which were also canceled by operation of the WIMC Prepackaged Plan, have expired and are no longer outstanding, and the Rights Agreement has terminated. Refer to the Rights Agreement section under Part I, Item 1. Business for a more detailed discussion of the Rights Agreement.
Registration Rights Agreement
On the WIMC Effective Date and pursuant to the WIMC Prepackaged Plan, we entered into a Registration Rights Agreement that provided certain registration rights to certain parties (together with any person or entity that becomes a party to the Registration Rights Agreement pursuant to the terms thereof) that received shares of our common stock, warrants and Mandatorily Convertible Preferred Stock on the WIMC Effective Date as provided in the WIMC Prepackaged Plan. The Registration Rights Agreement provides such persons with registration rights for the holders’ registrable securities (as defined in the Registration Rights Agreement).
Pursuant to the Registration Rights Agreement, we agreed to file an initial shelf registration statement covering resales of the registrable securities held by the holders within 60 days of the receipt of a request by holders of at least 40% of the registrable securities. Subject to limited exceptions, we are required to maintain the effectiveness of any such registration statement until the earlier of (i) three years following the WIMC Effective Date and (ii) the date that all registrable securities covered by the shelf registration statement are no longer registrable securities.
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
Warehouse Facilities
On the WIMC Effective Date and for a period of one year following the WIMC Effective Date, we continued to receive financing pursuant to a master repurchase agreement providing for a maximum committed capacity sub-limit of $1.0 billion used principally to fund our mortgage loan originations business and a master repurchase agreement providing for a maximum committed capacity sub-limit of $800.0 million used principally to fund the purchase of HECMs and foreclosed real estate from certain securitization pools. In addition to the foregoing master repurchase agreement sub-limits, these facilities, the DAAT Facility and the DPAT II Facility were subject, collectively, to a combined maximum outstanding amount of $1.9 billion. On April 23, 2018, RMS entered into an additional master repurchase agreement which, as of December 31, 2018, provides up to $412.0 million in total capacity, and a minimum of $400.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The interest rate on this facility was based on the applicable index rate plus 3.25%. Refer to the Liquidity and Capital Resources section for further information.

Servicer Advance Financing Facilities
On February 12, 2018, the WIMC Securities Master Repurchase Agreement issued under the WIMC DIP Warehouse Facilities was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPAT II Facility. The DAAT Facility and the DPAT II Facility provided for maximum capacity sub-limits of $465.0 million and $85.0 million, respectively. These variable funding notes issued under the DAAT Facility and DPAT II Facility were then repaid and refinanced on February 14, 2019 with new variable funding notes issued in connection with the DHCP DIP Warehouse Facilities. In connection with the issuances of the variable funding notes, the documents in the DAAT Facility and DPAT II Facility changed the maximum capacity sub-limits to $160.0 million and $90.0 million, respectively.
Fresh Start Accounting
We met the conditions to qualify under GAAP for fresh start accounting, and accordingly adopted fresh start accounting effective February 10, 2018. The actual impact at emergence on February 9, 2018 is shown in Note 2 to the Consolidated Financial Statements. The financial statements as of February 10, 2018 and for subsequent periods report the results of the Successor with no beginning retained earnings. Any presentation of the Successor represents the financial position and results of operations of the Successor is not comparable to prior periods. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding the application of fresh start accounting.
Post-Emergence Board of Directors
On the WIMC Effective Date, in accordance with the terms of the WIMC Prepackaged Plan confirmed by the Bankruptcy Court, the Board of Directors of the reorganized company consists of nine members, with six directors designated by the Senior Noteholders (David Ascher, Seth Bartlett, John Brecker, Thomas Marano, Thomas Miglis and Samuel Ramsey) and three continuing directors designated by us (George M. Awad, Daniel Beltzman and Neal Goldman). During the period commencing on the WIMC Effective Date and terminating on February 9, 2020, for so long as any preferred stock is outstanding, only the holders of preferred stock, voting separately as a class, will be entitled to elect Preferred Stock Directors, and Preferred Stock Directors will be nominated by, and Preferred Stock Director vacancies will be filled by, the Preferred Stock Directors then in office. During such period, only the holders of the common stock, voting separately as a class, will be entitled to elect the Common Stock Directors, and Common Stock Directors will be nominated by, and Common Stock Director vacancies will be filled by, the Common Stock Directors then in office. Following such period, all directors will be elected by holders of common stock and any other class or series of stock (including the preferred stock) entitled to vote thereon, and will be nominated by the Board of Directors or, in accordance with our bylaws, by the stockholders.
Regulatory Developments
For a summary of the regulatory framework under which we operate and recent regulatory developments, refer to the Laws and Regulations section of Part I, Item 1. Business.
Financing Transactions
Refer to the Liquidity and Capital Resources section below for a description of our financing transactions.

Results of Operations — Comparison of Consolidated Results of Operations (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
REVENUES
Net servicing revenue and fees	$339,334	$128,685	$346,682	$121,337	35%
Net gains on sales of loans	161,710	27,963	284,391	(94,718)	(33)%
Net fair value gains on reverse loans and related HMBS obligations	46,833	10,576	42,419	14,990	35%
Interest income on loans	1,832	3,387	41,195	(35,976)	(87)%
Other revenues	109,231	16,662	116,573	9,320	8%
Total revenues	658,940	187,273	831,260	14,953	2%

EXPENSES
General and administrative	366,710	50,520	596,838	(179,608)	(30)%
Salaries and benefits	285,559	40,408	384,814	(58,847)	(15)%
Interest expense	209,321	38,756	261,244	(13,167)	(5)%
Depreciation and amortization	32,358	3,810	40,764	(4,596)	(11)%
Goodwill and intangible assets impairment	23,660	—	—	23,660	n/m
Other expenses, net	(38,505)	229	11,061	(49,337)	n/m
Total expenses	879,103	133,723	1,294,721	(281,895)	(22)%

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(2,726)	464,563	(37,645)	499,482	n/m
Other net fair value gains	11,083	3,740	2,008	12,815	n/m
Net losses on extinguishment of debt	(4,454)	(864)	(6,111)	793	(13)%
Gain on sale of business	—	—	67,734	(67,734)	(100)%
Other	8,515	—	7,219	1,296	18%
Total other gains	12,418	467,439	33,205	446,652	n/m

Income (loss) before income taxes	(207,745)	520,989	(430,256)	743,500	(173)%
Income tax benefit	(2,651)	(18)	(3,357)	688	(20)%
Net income (loss)	$(205,094)	$521,007	$(426,899)	$742,812	(174)%

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees is provided below (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
Servicing fees	$335,718	$52,855	$491,531	$(102,958)	(21)%
Incentive and performance fees	42,513	6,019	59,660	(11,128)	(19)%
Ancillary and other fees	65,641	7,335	83,753	(10,777)	(13)%
Servicing revenue and fees	443,872	66,209	634,944	(124,863)	(20)%
Changes in valuation inputs or other assumptions (1)	2,195	78,132	(134,573)	214,900	(160)%
Other changes in fair value (2)	(99,202)	(13,469)	(131,673)	19,002	(14)%
Change in fair value of servicing rights	(97,007)	64,663	(266,246)	233,902	(88)%
Amortization of servicing rights	(7,531)	(2,187)	(21,954)	12,236	(56)%
Change in fair value of servicing rights related liabilities	—	—	(62)	62	(100)%
Net servicing revenue and fees	$339,334	$128,685	$346,682	$121,337	35%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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
Servicing fees decreased $103.0 million in 2018 as compared to 2017 primarily due to the shift of our third-party servicing portfolio from servicing to subservicing and continued runoff of the overall servicing portfolio. Incentive and performance fees decreased $11.1 million in 2018 as compared to 2017 due primarily to reductions in asset recovery income, performance incentives, fees earned under HAMP and REO management fees, offset partially by higher Freddie Mac and Fannie Mae modification incentives. Ancillary and other fees decreased $10.8 million in 2018 as compared to 2017 due to lower late fee income and convenience and expedited payment fees resulting from a smaller overall servicing portfolio.
The change in the fair value of servicing rights improved $233.9 million in 2018 as compared to 2017. Refer to the Servicing segment section under Business Segment Results below for information regarding the change in fair value of our servicing rights.
Net Gains on Sales of Loans
Net gains on sales of loans include realized and unrealized gains and losses on loans held for sale, fair value adjustments on IRLCs and other related freestanding derivatives, values of the initial capitalized servicing rights, a provision for the repurchase of loans, and interest income. Net gains on sales of loans decreased $94.7 million in 2018 as compared to 2017 primarily due to a lower day one margin due to a product mix shift towards lower margin correspondent and wholesale channels combined with pricing decreases implemented in 2018, as well as an overall lower volume of locked loans. This decrease was offset partially by an increase resulting from higher pull-through rates in the consumer channel. In addition, net gains on sales of loans included a decrease in interest income on loans resulting from lower average loan balances, partially offset by higher average interest rates.
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

Net fair value gains on reverse loans and related HMBS obligations increased $15.0 million in 2018 as compared to 2017 primarily due to an increase of $22.8 million in net interest income on reverse loans and HMBS related obligations, partially offset by a decrease of $8.1 million in cash generated by the origination, purchase and securitization of HECMs. Net interest income increased primarily as a result of a decrease in HMBS related obligations due to an increase in buyouts. Cash generated by the origination, purchase and securitization of HECMs decreased primarily due to our exit from the reverse mortgage originations business and the resulting wind-down of the portfolio, partially offset by a shift in mix from lower margin new originations to higher margin Tails.
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
Interest income on loans decreased $36.0 million in 2018 as compared to 2017 primarily as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for our residential loans held by the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue to be subsequently recognized as gain on sale of real estate owned within other expenses, net when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses) and is discussed below.
Other Revenues
Other revenues consist primarily of other interest income, changes in the fair value of charged-off loans, origination fee income and insurance marketing commissions, and include insurance revenue in 2017. Other revenues increased $9.3 million in 2018 as compared to 2017 due primarily to higher other interest income of $14.4 million and higher fair value gains related to charged-off loans of $2.2 million, partially offset by lower origination fee income of $4.2 million and insurance revenue of $4.0 million in 2017.
General and Administrative
General and administrative expenses decreased $179.6 million in 2018 as compared to 2017 resulting primarily from decreases of $42.0 million in costs related to our debt restructure initiative in 2017, $25.9 million in default servicing expense, $22.6 million in curtailment-related accruals, $19.5 million in legal fees related to litigation and regulatory costs, $11.3 million in occupancy costs due primarily to a lease liability accrual recorded in 2017, $9.3 million in contractor and consulting fees, $8.9 million in professional fees due in part to transitioning work in-house and the sale of substantially all of our insurance business in 2017, $8.9 million in loan origination expense due to a lower funded originations volume, $6.5 million in advance loss provision due to a decrease in the servicing advance portfolio and a decline in delinquent portfolios, $4.4 million due to lower loss accruals for reverse loans and a $3.0 million reimbursement from an insurance carrier related to the settlement of corporate shareholder lawsuits in 2018, offset in part by an increase of $11.0 million in amortization of the Clean-up Call Agreement inducement fee in 2018. In addition, there was a decrease of $18.0 million resulting from accretion recorded during 2018 related to fresh start accounting adjustments for advances, which is not comparable to 2017.
Salaries and Benefits
Salaries and benefits decreased $58.8 million in 2018 as compared to 2017 primarily from a lower average headcount driven by site closures and various organizational changes. Headcount decreased by approximately 900 full-time employees from approximately 3,800 at December 31, 2017 to approximately 2,900 at December 31, 2018.
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

Interest expense decreased $13.2 million in 2018 as compared to 2017 driven by decreases in interest expense related to mortgage-backed debt of the Residual Trusts and corporate debt, offset in part by an increase in interest expense related to master repurchase agreements. Interest expense related to the mortgage-backed debt of the Residual Trusts decreased as this interest expense is recognized as a component of other net fair value gains (losses) subsequent to the fair value election on February 10, 2018. Interest expense related to corporate debt decreased as a result of the extinguishment of $531.1 million of corporate debt in connection with our emergence from bankruptcy and $268.2 million of corporate debt payments made during 2018, offset in part by higher interest rates on post-bankruptcy debt. Interest expense related to master repurchase agreements increased as a result of higher debt balances related to increased buyout volume and higher interest rates on the post-bankruptcy warehouse facilities. Refer to the Liquidity and Capital Resources section for additional information on our debt.
Provided below is a summary of the average balances of our corporate debt, master repurchase agreements, servicing advance liabilities, and mortgage-backed debt of the Residual Trusts, as well as the related interest expense and average rates (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
Corporate debt (1)
Interest expense	$111,696	$7,519	$134,661	$(15,446)
Average balance (2)	1,233,039	1,187,190	2,093,800	(852,971)
Average rate	10.17%	5.78%	6.43%	3.18%

Master repurchase agreements (3)
Interest expense (4)	$82,269	$21,631	$73,008	$30,892
Average balance (2)	1,455,075	1,117,914	1,244,727	172,578
Average rate	6.35%	17.66%	5.87%	1.46%

Servicing advance liabilities (5)
Interest expense (6)	$15,356	$6,963	$27,966	$(5,647)
Average balance (2)	285,926	436,005	607,620	(304,882)
Average rate	6.03%	14.57%	4.60%	2.77%

Mortgage-backed debt of the Residual Trusts (5)
Interest expense	$—	$2,643	$25,609	$(22,966)
Average balance (7)	—	386,570	411,123	(333,809)
Average rate	—	6.24%	6.23%	(2.81)%
__________

(1)
Corporate debt includes our 2013 Term Loan, 2018 Term Loan, Senior Notes, Second Lien Notes and Convertible Notes. Corporate debt activities are included in the Corporate and Other non-reportable segment.

(2)	Average balance for corporate debt, master repurchase agreements and servicing advance liabilities is calculated as the average daily carrying value.

(3)	Master repurchase agreements are held by the Originations and Reverse Mortgage segments.

(4)
Includes $13.7 million and $16.5 million in amortization of debt issuance costs related to the WIMC DIP Warehouse Facilities for the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively, which were amortized over the estimated bankruptcy period of two months.

(5)	Servicing advance liabilities and mortgage-backed debt of the Residual Trusts are held by our Servicing segment.

(6)
Includes $4.4 million and $4.3 million in amortization of debt issuance costs related to the WIMC DIP Warehouse Facilities for the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively, which were amortized over the estimated bankruptcy period of two months.

(7)	Average balance for mortgage-backed debt of the Residual Trusts is calculated as the average carrying value at the beginning of each month during the year.

Depreciation and Amortization
Depreciation and amortization decreased $4.6 million in 2018 as compared to 2017 driven by a decrease in depreciation expense as a result of revaluing our internally-developed software on February 10, 2018 in connection with fresh start accounting, which resulted in an extension of its useful life. This decrease was offset in part by an increase in amortization expense as a result of recording a new intangible asset for wholesale and correspondent relationships in connection with fresh start accounting.
Goodwill and Intangible Assets Impairment
We recorded goodwill and intangible assets impairment charges totaling $23.7 million in 2018. In March 2018, we recorded goodwill impairment of $9.0 million related to the Originations segment as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors, including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender.
In March 2018, we recorded intangible assets impairment of $1.0 million related to the Servicing segment trade names, and in June 2018, we recorded intangible assets impairment of $1.0 million related to the Originations segment trade names. These assets were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance.
In December 2018, we recorded intangible assets impairment of $6.4 million related to trade names of the Servicing segment and $6.3 million related to trade names of the Originations segment as a result of actual and forecasted business declines.
Other Expenses, Net
Effective January 1, 2018, we adopted new accounting guidance relating to sales of nonfinancial assets, under which a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue. Once certain criteria are met, the deferred revenue is recognized as gain on sale of real estate owned within other expenses, net.
Other expenses, net decreased $49.3 million in 2018 as compared to 2017 due primarily to the recognition of a deferred gain on real estate owned of $37.3 million in connection with the sale and deconsolidation of the Residual Trusts in November 2018. In addition, we recognized $7.4 million in gains on sale of real estate owned for other loans that met the required criteria for recognition throughout 2018.
Reorganization Items and Fresh Start Accounting Adjustments
We recorded reorganization items and fresh start accounting adjustments of $461.8 million in 2018 as compared to $(37.6) million in 2017. The gain in 2018 was driven by $556.9 million related to the cancellation of corporate debt and $77.2 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders. The loss in 2017 resulted from the write-off of $34.4 million of costs related to previously issued debt and $3.1 million of legal and professional fees. Refer to the Business Segments Results section below for additional information regarding the fresh start accounting adjustments.
Other Net Fair Value Gains
Historically, other net fair value gains (losses) consisted primarily of fair value gains and losses on the assets and liabilities of the Non-Residual Trusts and fluctuated generally based on changes on prepayment speeds, default rates, loss severity, LIBOR rates and discount rates. On February 10, 2018, we elected fair value accounting for the assets and liabilities of the Residual Trusts in connection with fresh start accounting and, until the sale and deconsolidation of the Residual Trusts in November 2018, fair value gains and losses, interest income earned on loans of the Residual Trusts and interest expense on the mortgage-backed debt of the Residual Trusts were recognized in other net fair value gains (losses).
There were other net fair value gains of $14.8 million in 2018 as compared to $2.0 million in 2017, which represents an increase of $12.8 million. Net fair value gains related to the Non-Residual Trusts increased $7.6 million during 2018 as compared to the same period of 2017 due to an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts during 2018. Net fair value gains related to the Residual Trusts were $4.1 million for 2018.

Net Losses on Extinguishment of Debt
Net losses on extinguishment of debt of $5.3 million during 2018 resulted from the sale of servicing rights and the sale of the Residual Trusts during the year, which required us to make prepayments on the 2018 Term Loan. These prepayments resulted in prepayment premium fees and the accelerated amortization of discounts related to the 2018 Term Loan, which were recorded as a component of losses on the extinguishment of debt. Net losses on extinguishment of debt of $6.1 million during 2017 resulted from the write-off of deferred debt issuance costs related to the termination of advance facilities and warehouse facilities in exchange for the WIMC DIP Warehouse Facilities, and the write-off of deferred debt issuance costs and debt discount related to payments made on the 2013 Term Loan, each in connection with the WIMC Chapter 11 Case.
Gain on Sale of Business
Gain on sale of business of $67.7 million during 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business, which was completed on February 1, 2017.
Other Gains
We recorded other gains of $8.5 million in 2018 as compared to $7.2 million in 2017. Included in these amounts were gains of $18.5 million and $7.2 million in 2018 and 2017, respectively, recognized in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of certain of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trusts. These gains were offset by the amortization of the inducement fee recorded in general and administrative expenses during the period as discussed above. The gains recognized in 2018 were partially offset by a loss of $9.1 million related to the sale and deconsolidation of the Residual Trusts in November 2018. Refer to Note 5 to the Consolidated Financial Statements for additional information on the exercise of the mandatory clean-up call obligation and the sale and deconsolidation of the Residual Trusts.
Income Tax Benefit
We recorded income tax benefit of $2.7 million in 2018 as compared to $3.4 million in 2017. Income tax benefit recognized during 2018 reflects the tax impact from operations, reorganization adjustments and the fresh start accounting adjustments. Refer to Note 24 of the Consolidated Financial Statements for additional information on income taxes in connection with our cancellation of debt and emergence from bankruptcy. The income tax benefit recognized during 2017 resulted primarily from adjustments to reduce the valuation allowance due to tax law changes under the Tax Act, offset in part by tax expense related to goodwill and nominal current state tax. Deferred taxes in 2018 and 2017 have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax expense continue to be low as a result of our not recognizing an income tax benefit associated with net losses.
Financial Condition — Comparison of Consolidated Financial Condition at December 31, 2018 to December 31, 2017
Total assets and total liabilities decreased by $2.9 billion and $3.3 billion, respectively, at December 31, 2018 as compared to December 31, 2017. The most significant changes in assets and liabilities are described below.
Residential loans at amortized cost, net decreased $511.6 million primarily due to the adoption of fresh start accounting and the reclassification of $317.2 million of mortgage loans related to the Residual Trusts from residential loans carried at amortized cost, net to residential loans at fair value. In addition, $118.9 million of the decrease resulted from the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018, which resulted in loans being derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable. Residential loans of the Residual Trusts were subsequently deconsolidated in connection with the sale of our residual interests in the four remaining Residual Trusts in November 2018. Furthermore, loans subject to repurchase from Ginnie Mae decreased $75.9 million resulting from converting disaster forbearances into loan modifications and the sale of certain servicing rights associated with originated Ginnie Mae loans.
Residential loans at fair value decreased $1.6 billion primarily due to a decrease in reverse loans related to increased buyouts of reverse loans from the Ginnie Mae securitization pools and the subsequent conveyance of these loans to HUD. To a lesser extent, reverse loans decreased as a result of the sale of a pool of defaulted reverse Ginnie Mae buyout loans.
Servicer and protective advances, net decreased $372.9 million and servicing advance liabilities, which are utilized to finance servicer and protective advances, decreased $265.2 million, primarily as a result of Fannie Mae reimbursements, Fannie Mae MSR sales related to nonperforming and reperforming loans, and numerous other loan sales throughout 2018 and collections related to these sales. In addition, servicer and protective advances decreased as a result of the adoption of fresh start accounting and adjustments recorded to reflect estimated fair value based on the net present value of expected cash flows and the write-off of aged balances.

Servicing rights, net decreased $166.0 million primarily due to the sale of servicing rights with a fair value of $300.0 million and amortization related to the realization of cash flows of $112.7 million, offset partially by servicing rights capitalized upon the sales of loans of $180.7 million and positive fair value adjustments of $80.3 million related to an increase in mortgage interest rates.
Goodwill decreased $47.7 million as a result of the adoption of fresh start accounting, which resulted in a decrease to goodwill of $38.8 million from recording the fair market value of the assets in excess of the reorganization value. In addition, we recorded an impairment charge of $9.0 million in March 2018. As a result, we no longer have goodwill.
Intangible assets, net and premises and equipment, net increased $7.0 million and $16.0 million, respectively, primarily as a result of fresh start accounting adjustments, which resulted in adjustments of $20.2 million for customer and institutional relationships, $15.2 million for trade names and $33.7 million for internally developed technology. These increases were offset in part by impairment charges related to trade names of $14.7 million and depreciation and amortization recorded during 2018.
Payables and accrued liabilities decreased $126.5 million primarily due to a $75.9 million decrease in loans subject to repurchase from Ginnie Mae resulting from converting disaster forbearances into loan modifications and the sale of certain servicing rights associated with originated Ginnie Mae loans and the settlement of $34.0 million of reverse debenture interest curtailment, reserves and other amounts payable to Fannie Mae that were resolved during 2018.
Warehouse borrowings increased $456.5 million as a result of a $287.2 million increase in borrowings for reverse buyout loans resulting from the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount and a $169.3 million increase in borrowings for mortgage loans held for sale resulting from a lower volume of loans sold in relation to loans originated during 2018.
Corporate debt and liabilities subject to compromise in total decreased $888.4 million due to the cancellation of the Senior Notes and Convertible Notes balances of $781.1 million and related accrued interest payable of $25.8 million upon emergence from the WIMC Chapter 11 Case on February 9, 2018 and additional corporate debt payments of $81.3 million made on our term loans during 2018.
Mortgage-backed debt decreased $604.6 million as a result of a $387.2 million decrease related to the sale of our residual interests in the four remaining Residual Trusts in November 2018 and a $182.0 million decrease related to our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of four of the remaining Non-Residual Trusts. These transactions resulted in the subsequent deconsolidation of these trusts.
HMBS related obligations at fair value decreased $1.9 billion due to an increase in the repurchase of certain HECMs and real estate owned from securitization pools.
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
Adjusted EBITDA eliminates the effects of financing, income taxes and depreciation and amortization. Adjusted EBITDA is defined as income (loss) before income taxes, plus amortization of servicing rights and other fair value adjustments; interest expense on corporate debt; depreciation and amortization; goodwill and intangible assets impairment, if any; a portion of the provision for curtailment expense, net of expected third-party recoveries, if applicable; share-based compensation expense or benefit; exit costs; estimated settlements and costs for certain legal and regulatory matters; fair value to cash adjustments for reverse loans; and select other cash and non-cash adjustments primarily including the net provision for the repurchase of loans sold, non-cash interest income, severance, gain or loss on extinguishment of debt, interest income on unrestricted cash and cash equivalents, the net impact of the Residual and Non-Residual Trusts, the provision for loan losses, Residual Trust cash flows prior to the sale and deconsolidation of such Trusts, transaction costs, reorganization items, servicing fee economics, and certain non-recurring costs, as applicable. Adjusted EBITDA includes both cash and non-cash gains from mortgage loan origination activities. Adjusted EBITDA excludes the impact of fair value option accounting on certain assets and liabilities and includes cash generated from reverse mortgage origination activities for the periods during which we were originating reverse mortgages. Adjusted EBITDA may also include other adjustments, as applicable based upon facts and circumstances, consistent with our debt agreements.

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

The following table reconciles Adjusted EBITDA to net income (loss), which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA (in thousands):
Adjusted EBITDA

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018
Net income (loss)	$(205,094)	$521,007
Income tax benefit	(2,651)	(18)
Income (loss) before income taxes	(207,745)	520,989
EBITDA adjustments
Reorganization items and fresh start accounting adjustments	2,726	(464,563)
Interest expense	112,788	25,685
Fair value to cash adjustment for reverse loans (1)	39,803	(1,704)
Depreciation and amortization	32,358	3,810
Gain on deconsolidation of residual interests in the Residual Trusts	(29,214)	—
Amortization of servicing rights and other fair value adjustments (2)	92,977	(68,222)
Goodwill and intangible assets impairment	23,660	—
Exit costs (3)	13,082	931
Transaction costs (4)	10,729	(263)
Share-based compensation expense	2,491	538
Other (5)	(16,052)	(1,049)
Subtotal	285,348	(504,837)
Adjusted EBITDA	$77,603	$16,152
__________

(1)	Represents the non-cash fair value adjustment to arrive at cash generated from reverse mortgage origination activities.

(2)
Consists of the change in fair value due to changes in valuation inputs and other assumptions relating to servicing rights and charged-off loans as well as the amortization of servicing rights and the realization of expected cash flows relating to servicing rights carried at fair value.

(3)
Exit costs include expenses related to the closing of offices and the termination and replacement of certain employees as well as other expenses to institute efficiencies. Exit costs incurred for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018 include those relating to our exit from the reverse mortgage originations business and actions initiated in 2015, 2016, 2017 and 2018 in connection with our continued efforts to enhance efficiencies and streamline processes in the organization. Refer to Note 17 to the Consolidated Financial Statements for additional information regarding exit costs.

(4)	Transaction costs result primarily from our debt restructuring initiatives.

(5)
Includes the net provision for the repurchase of loans sold, non-cash interest income, accretion related to fresh start accounting adjustments for advances, net losses on extinguishment of debt, interest income on unrestricted cash and cash equivalents, costs associated with transforming the business, the net impact of the Residual and Non-Residual Trusts, the provision for loan losses, and the Residual Trust cash flows.

Business Segment Results
Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.
We reconcile our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes and report the financial results of our Non-Residual Trusts, other non-reportable operating segments and certain corporate expenses as Corporate and Other activity. Additional information regarding the results of operations for our Servicing, Originations and Reverse Mortgage segments and the Corporate and Other non-reportable segment is presented below. Refer to Note 27 to the Consolidated Financial Statements for a reconciliation of our income (loss) before income taxes for our business segments to our GAAP consolidated income (loss) before income taxes.

Reconciliation of GAAP Consolidated Income (Loss) Before Income Taxes to Adjusted EBITDA (in thousands):

	Successor
	For the Period From February 10, 2018 Through December 31, 2018
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$70,535	$(34,369)	$(44,513)	$(199,398)	$(207,745)

EBITDA adjustments
Reorganization items	—	—	—	2,726	2,726
Interest expense	1,092	—	—	111,696	112,788
Fair value to cash adjustment for reverse loans	—	—	39,803	—	39,803
Depreciation and amortization	14,062	15,691	1,632	973	32,358
Gain on deconsolidation of residual interests in the Residual Trusts	(29,214)	—	—	—	(29,214)
Amortization of servicing rights and other fair value adjustments	91,422	—	1,555	—	92,977
Goodwill and intangible assets impairment	7,400	16,260	—	—	23,660
Exit costs	5,232	5,721	422	1,707	13,082
Transaction costs	592	—	—	10,137	10,729
Share-based compensation expense	45	128	37	2,281	2,491
Other	(18,420)	(2,904)	748	4,524	(16,052)
Total adjustments	72,211	34,896	44,197	134,044	285,348
Adjusted EBITDA	$142,746	$527	$(316)	$(65,354)	$77,603

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$69,614	$7,977	$(1,133)	$444,531	$520,989

EBITDA adjustments
Reorganization items and fresh start accounting adjustments	14,588	(9,612)	(7,423)	(462,116)	(464,563)
Interest expense	4,441	6,579	7,146	7,519	25,685
Fair value to cash adjustment for reverse loans	—	—	(1,704)	—	(1,704)
Depreciation and amortization	3,252	265	228	65	3,810
Amortization of servicing rights and other fair value adjustments	(68,902)	—	680	—	(68,222)
Exit costs	811	46	29	45	931
Transaction costs	(208)	—	—	(55)	(263)
Share-based compensation expense	13	14	4	507	538
Other	(512)	(71)	117	(583)	(1,049)
Total adjustments	(46,517)	(2,779)	(923)	(454,618)	(504,837)
Adjusted EBITDA	$23,097	$5,198	$(2,056)	$(10,087)	$16,152

	Predecessor
	For the Year Ended December 31, 2017
	Servicing	Originations	Reverse Mortgage	Other	Total Consolidated
Income (loss) before income taxes	$(122,326)	$67,265	$(62,240)	$(312,955)	$(430,256)

EBITDA adjustments
Reorganization items	—	—	—	37,645	37,645
Interest expense	6,796	8,638	7,826	134,661	157,921
Fair value to cash adjustment for reverse loans	—	—	38,351	—	38,351
Depreciation and amortization	34,242	2,811	3,010	701	40,764
Amortization of servicing rights and other fair value adjustments	270,873	—	1,494	—	272,367
Exit costs	17,507	789	1,368	2,695	22,359
Transaction costs	6,704	—	—	48,990	55,694
Share-based compensation expense (benefit)	334	(85)	200	1,763	2,212
Gain on sale of business	(67,734)	—	—	—	(67,734)
Other	8,061	(5,031)	1,368	7,875	12,273
Total adjustments	276,783	7,122	53,617	234,330	571,852
Adjusted EBITDA	$154,457	$74,387	$(8,623)	$(78,625)	$141,596

Servicing Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Servicing segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
Net servicing revenue and fees
Third parties	$316,918	$126,656	$319,116	$124,458	39%
Intercompany	4,915	847	9,620	(3,858)	(40)%
Total net servicing revenue and fees	321,833	127,503	328,736	120,600	37%
Interest income on loans	1,792	3,381	41,147	(35,974)	(87)%
Intersegment retention revenue	7,972	858	12,902	(4,072)	(32)%
Net gains on sales of loans	564	216	607	173	29%
Other revenues	78,509	13,593	81,656	10,446	13%
Total revenues	410,670	145,551	465,048	91,173	20%
General and administrative expenses (1)	220,807	31,885	375,167	(122,475)	(33)%
Salaries and benefits (1)	118,156	17,183	182,855	(47,516)	(26)%
Interest expense	15,356	9,606	53,593	(28,631)	(53)%
Depreciation and amortization (1)	14,062	3,252	34,242	(16,928)	(49)%
Intangible assets impairment	7,400	—	—	7,400	n/m
Other expenses, net	(42,524)	(419)	5,065	(48,008)	n/m
Total expenses	333,257	61,507	650,922	(256,158)	(39)%
Fresh start accounting adjustments	—	(14,588)	—	(14,588)	n/m
Other net fair value gains (losses)	3,091	158	(1,937)	5,186	(268)%
Net losses on extinguishment of debt	—	—	(2,249)	2,249	(100)%
Gain on sale of business	—	—	67,734	(67,734)	(100)%
Other	(9,969)	—	—	(9,969)	n/m
Total other gains (losses)	(6,878)	(14,430)	63,548	(84,856)	(134)%
Income (loss) before income taxes	70,535	69,614	(122,326)	262,475	(215)%

EBITDA Adjustments
Amortization of servicing rights and other fair value adjustments	91,422	(68,902)	270,873	(248,353)	(92)%
Gain on deconsolidation of residual interests in the Residual Trusts	(29,214)	—	—	(29,214)	n/m
Depreciation and amortization (1)	14,062	3,252	34,242	(16,928)	(49)%
Fresh start accounting adjustments	—	14,588	—	14,588	n/m
Intangible assets impairment	7,400	—	—	7,400	n/m
Exit costs (1)	5,232	811	17,507	(11,464)	(65)%
Interest expense	1,092	4,441	6,796	(1,263)	(19)%
Transaction costs	592	(208)	6,704	(6,320)	(94)%
Share-based compensation expense (1)	45	13	334	(276)	(83)%
Gain on sale of business	—	—	(67,734)	67,734	(100)%
Other (1)	(18,420)	(512)	8,061	(26,993)	(335)%
Total adjustments	72,211	(46,517)	276,783	(251,089)	(91)%
Adjusted EBITDA	$142,746	$23,097	$154,457	$11,386	7%
__________

(1)
Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Mortgage Loan Servicing Portfolio
Provided below is a summary of the activity in our mortgage loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through December 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Year Ended December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)
Balance at beginning of the period	1,530,310	$184,717,920	1,545,831	$186,565,249	1,910,605	$223,414,398
Loan sales with servicing retained (2)	25,160	5,820,181	2,952	661,414	33,414	7,080,797
Other new business added (3)	34,919	8,639,521	1,061	237,422	18,352	4,064,478
Sales	(38,015)	(7,545,886)	—	—	(39,695)	(5,138,637)
Payoffs and other adjustments, net (4)	(172,823)	(22,875,830)	(19,534)	(2,746,165)	(376,845)	(42,855,787)
Balance at end of the period	1,379,551	168,755,906	1,530,310	184,717,920	1,545,831	186,565,249
On-balance sheet residential loans and real estate owned (5)	11,997	1,369,181	26,267	1,655,060	27,748	1,949,013
Total mortgage loan servicing portfolio	1,391,548	$170,125,087	1,556,577	$186,372,980	1,573,579	$188,514,262
__________

(1)
Third-party servicing includes servicing rights capitalized, subservicing rights capitalized and subservicing rights not capitalized. Subservicing rights capitalized consist of contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing. Refer to Note 13 to the Consolidated Financial Statements for additional information regarding servicing rights.

(2)	The year ended December 31, 2017 includes loan sales for which the servicing rights were subsequently transferred to NRM on a flow basis.

(3)
Consists of activities associated with servicing and subservicing contracts and includes co-issue to NRM, excluding recapture and other activities, of $2.1 billion, $233.3 million and $3.9 billion for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

(4)
Amounts presented are net of loan sales associated with servicing retained recapture activities of $3.1 billion, $368.3 million and $5.0 billion for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

(5)
On-balance sheet residential loans and real estate owned include mortgage loans held for sale, the assets of the Non-Residual Trusts, and loans subject to repurchase from Ginnie Mae, as well as the assets of the Residual Trusts until their sale and deconsolidation in November 2018.

Provided below is a summary of the composition of our mortgage loan servicing portfolio (dollars in thousands):

	Successor
	At December 31, 2018
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,199,911	$163,654,263	0.18%	7.53%
Second lien mortgages	24,283	810,090	0.57%	6.82%
Manufactured housing and other	155,357	4,291,553	1.10%	13.85%
Total accounts serviced for third parties (3)	1,379,551	168,755,906	0.20%	7.68%
On-balance sheet residential loans and real estate owned (4)(5)	11,997	1,369,181		37.36%
Total mortgage loan servicing portfolio (6)	1,391,548	$170,125,087		7.92%

	Predecessor
	At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Weighted- Average Contractual Servicing Fee (1)	30 Days or More Past Due (2)
Third-party servicing portfolio
First lien mortgages	1,335,845	$180,317,101	0.21%	9.59%
Second lien mortgages	31,976	1,153,401	0.59%	7.86%
Manufactured housing and other	178,010	5,094,747	1.10%	13.09%
Total accounts serviced for third parties (3)	1,545,831	186,565,249	0.23%	9.67%
On-balance sheet residential loans and real estate owned (4)(5)	27,748	1,949,013		35.90%
Total mortgage loan servicing portfolio (6)	1,573,579	$188,514,262		9.95%
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

(3)
Consists of $64.5 billion and $104.3 billion in unpaid principal balance associated with servicing and subservicing contracts, respectively, at December 31, 2018 and $91.8 billion and $94.8 billion, respectively, at December 31, 2017.

(4)
Includes residential loans and real estate owned held by the Servicing segment for which it does not recognize servicing fees. The Servicing segment receives intercompany servicing fees related to on-balance sheet assets of the Originations segment and the Corporate and Other non-reportable segment.

(5)
Loans subject to repurchase from Ginnie Mae that were 30 days or more past due comprised 34.07% and 27.83% of on-balance sheet residential loans and real estate owned at December 31, 2018 and 2017, respectively. All other loans that were 30 days or more past due comprised 3.29% and 8.07% of on-balance sheet residential loans and real estate owned at December 31, 2018 and 2017, respectively.

(6)
Includes loans that are 30 days or more past due from GSEs, Ginnie Mae, and other of 7.23%, 7.70% and 16.90%, respectively, at December 31, 2018, and 9.62%, 8.28% and 19.01%, respectively, at December 31, 2017.

The unpaid principal balance of our third-party servicing portfolio decreased $17.8 billion at December 31, 2018 as compared to December 31, 2017 primarily due to runoff and sales of the portfolio, partially offset by portfolio additions related to subservicing transferred to us from NRM, loans sold with servicing retained, and the deconsolidation of several of the Non-Residual Trusts and Residual Trusts. The decrease in the unpaid principal balance of our on-balance sheet residential loans and real estate owned of $579.8 million is attributable to the deconsolidation of Residual Trusts and several of the Non-Residual Trusts comprising approximately $430 million and $180 million, respectively, in unpaid principal balance and a decrease in loans subject to repurchase from Ginnie Mae of $75.9 million, offset in part by an increase in mortgage loans held for sale of $178.7 million.
The delinquencies associated with our third-party servicing portfolio decreased 1.99% at December 31, 2018 as compared to December 31, 2017 due primarily to converting disaster forbearances into loan modifications and the sale of certain servicing rights associated with nonperforming loans. The delinquencies associated with our on-balance sheet residential loans and real estate owned increased 1.46% due primarily to a change in the composition of the portfolio. As a result of the significant decrease in the unpaid principal balance of our on-balance sheet portfolio as discussed in the preceding paragraph, the loans subject to repurchase from Ginnie Mae, which are 100% delinquent, now comprise a larger percentage of our on-balance sheet portfolio thereby driving up the delinquency rate of the entire portfolio.

Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Servicing segment is provided below (dollars in thousands):

	Successor	Predecessor		Variance
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	$	%
Servicing fees	$328,723	$52,071	$485,201	$(104,407)	(22)%
Incentive and performance fees	36,779	5,385	51,298	(9,134)	(18)%
Ancillary and other fees	59,314	6,891	79,005	(12,800)	(16)%
Servicing revenue and fees	424,816	64,347	615,504	(126,341)	(21)%
Changes in valuation inputs or other assumptions (1)	2,195	78,132	(134,573)	214,900	(160)%
Other changes in fair value (2)	(99,202)	(13,469)	(131,673)	19,002	(14)%
Change in fair value of servicing rights	(97,007)	64,663	(266,246)	233,902	(88)%
Amortization of servicing rights	(5,976)	(1,507)	(20,460)	12,977	(63)%
Change in fair value of servicing rights related liabilities	—	—	(62)	62	(100)%
Net servicing revenue and fees	$321,833	$127,503	$328,736	$120,600	37%
__________

(1)	Represents the net change in servicing rights carried at fair value resulting primarily from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
Servicing fees decreased $104.4 million in 2018 as compared to 2017 primarily due to the shift of our third-party servicing portfolio from servicing to subservicing and continued runoff of the overall servicing portfolio. Our servicing fees have been negatively affected by the shift in our portfolio towards subservicing as we earn a lower fee for subservicing accounts in relation to servicing accounts.
Incentive and performance fees include modification fees, fees earned under HAMP, asset recovery income, and other incentives. Asset recovery income decreased $4.8 million in 2018 as compared to 2017 due primarily to runoff of the related portfolio. Performance incentives decreased $3.0 million in 2018 as compared to 2017 due primarily to fewer short sales and modifications. Fees earned under HAMP decreased $2.7 million in 2018 as compared to 2017 due primarily to fewer loans having been eligible for these incentives due to the expiration of HAMP and winding down of the program. Other modification fees increased $1.3 million in 2018 as compared to 2017 due to a higher number of Freddie Mac modifications due to efficiencies made in processing these modifications within our MSP system and a higher number of Fannie Mae modifications completed due to converting disaster forbearances from 2017, offset in part by runoff of the related portfolio.
Ancillary and other fees, which primarily include late fees and expedited payment fees, decreased $12.8 million in 2018 as compared to 2017 primarily due to lower late fee income and convenience and expedited payment fees resulting from a smaller overall servicing portfolio.

Provided below is a summary of the average unpaid principal balance of loans serviced and the related average servicing fee for our Servicing segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Average unpaid principal balance of loans serviced (1)	$178,048,092	$187,477,762	$210,507,868
Average servicing fee (2)	0.21%	0.25%	0.23%
__________

(1)
Average unpaid principal balance of loans serviced is calculated as the average of the average monthly unpaid principal balances for the year ended December 31, 2017 and the average of the average monthly unpaid principal balance and average of the partial monthly unpaid principal balance for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018. The average unpaid principal balance presented above includes on-balance sheet loans owned by the Servicing segment for which it does not earn a servicing fee.

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
Servicing Rights Carried at Fair Value
Changes in the fair value of servicing rights, which reflect our quarterly valuation process, have a significant effect on net servicing revenue and fees. A summary of key economic inputs and assumptions used in estimating the fair value of servicing rights carried at fair value is presented below (dollars in thousands):

	Successor	Predecessor
	December 31, 2018	February 9, 2018	December 31, 2017	Variance
Servicing rights at fair value	$563,144	$688,466	$714,774	$(151,630)
Unpaid principal balance of accounts	57,777,648	72,238,271	84,279,258	(26,501,610)
Inputs and assumptions
Weighted-average remaining life in years	5.4	5.9	5.6	(0.2)
Weighted-average stated borrower interest rate on underlying collateral	4.54%	4.42%	4.05%	0.49%
Weighted-average discount rate	10.78%	11.70%	11.92%	(1.14)%
Weighted-average conditional prepayment rate	10.79%	9.70%	11.10%	(0.31)%
Weighted-average conditional default rate	0.77%	0.90%	0.91%	(0.14)%
The decrease in servicing rights carried at fair value at December 31, 2018 as compared to December 31, 2017 related primarily to $300.0 million in sales and a $32.3 million decrease in fair value, partially offset by $180.7 million in servicing rights capitalized upon sales of loans. The decrease in fair value of servicing rights in 2018 was attributable to a loss of $112.7 million resulting from other changes in fair value, which reflect the impact of the realization of expected cash flows resulting from both regularly scheduled and unscheduled payments and payoffs of loan principal, offset partially by a gain of $80.3 million resulting from changes in valuation inputs or other assumptions.
The change in fair value related to changes in valuation inputs and other assumptions increased $214.9 million in 2018 as compared to 2017 driven by a 49 bps increase in mortgage interest rates and adjustments to assumptions for prepayment speeds and delinquencies. This increase in fair value adjustments is consistent with observed increases in MSR values seen in the market during 2018. Additionally, delinquencies continue to decline across market portfolios as sustained job and wage growth has helped borrowers remain current.
The realization of expected cash flows improved by $19.0 million in 2018 as compared to 2017 due primarily to a smaller capitalized servicing portfolio resulting from sales of servicing rights and portfolio runoff.

Interest Income on Loans
Interest income on loans decreased $36.0 million in 2018 as compared to 2017 as a result of the adoption of new accounting guidance relating to sales of nonfinancial assets effective January 1, 2018 and the election of fair value accounting for residential loans held by the Residual Trusts on February 10, 2018 in connection with fresh start accounting. Under the new accounting guidance, a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not yet probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue to be subsequently recognized as gain on sale of real estate owned within other expenses, net when certain criteria are met. Interest income earned on loans carried at fair value is recognized in other net fair value gains (losses) and is discussed below.
Intersegment Retention Revenue
Intersegment retention revenue relates to fees the Servicing segment charges to the Originations segment for loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention revenue of $4.1 million in 2018 as compared to 2017 was due primarily to lower overall consumer retention volume related in part to a smaller capitalized servicing portfolio resulting from sales of servicing rights and originations flow volume sold with servicing rights released.
Net Gains on Sales of Loans
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
Other Revenues
Other revenues consist primarily of interest income on cash and cash equivalents, changes in the fair value of charged-off loans, and insurance marketing commissions. Other revenues also include insurance revenue in 2017. Other revenues increased $10.4 million in 2018 as compared to 2017 due primarily to $12.1 million higher interest income on cash and cash equivalents and $2.2 million higher fair value gains related to charged-off loans, partially offset by $4.0 million of insurance revenue recognized in 2017.
General and Administrative Expenses
General and administrative expenses decreased $122.5 million in 2018 as compared to 2017 resulting primarily from decreases of $25.9 million in default servicing expense, $19.5 million in legal fees related to litigation and regulatory costs, $11.3 million in occupancy costs due primarily to a lease liability accrual recorded in 2017, $8.9 million in professional fees due in part to transitioning work in-house and the sale of substantially all of our insurance business in 2017,$8.6 million in purchased services related in part to MSR sales and a smaller portfolio, $6.5 million in advance loss provision due to a decrease in the servicing advance portfolio and a decline in delinquent portfolios, $5.0 million in contractor costs due to a corporate initiative to reduce contractor headcount, and $16.8 million in other cost savings related to a smaller portfolio and lower headcount. In addition, there was a decrease of $18.0 million resulting from accretion recorded during 2018 related to fresh start accounting adjustments for advances, which is not comparable to 2017.
Salaries and Benefits
Salaries and benefits expense decreased $47.5 million in 2018 as compared to 2017 due primarily to a $42.0 million decrease in compensation and benefits primarily resulting from a lower average headcount and a $3.9 million decrease in severance related to restructuring initiatives in 2017. Headcount assigned directly to our Servicing segment decreased by approximately 500 full-time employees from 2,100 at December 31, 2017 to 1,600 at December 31, 2018.

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
Interest expense decreased $28.6 million in 2018 as compared to 2017 driven by decreases in interest expense related to mortgage-backed debt of the Residual Trusts and servicing advance liabilities. Interest expense related to mortgage-backed debt issued by the Residual Trusts decreased $23.0 million as a result of the fair value election on February 10, 2018. Interest expense related to servicing advance liabilities decreased $5.6 million due to lower average borrowings, partially offset by a higher average interest rate on the WIMC Exit Warehouse Facilities.
Depreciation and Amortization
Depreciation and amortization decreased $16.9 million in 2018 as compared to 2017 primarily due to a decrease in depreciation expense as a result of revaluing our internally-developed software on February 10, 2018 in connection with fresh start accounting, which resulted in an extension of its useful life.
Intangible Assets Impairment
The Servicing segment recorded intangible assets impairment charges totaling $7.4 million in 2018. In March 2018, we recorded intangible assets impairment of $1.0 million related to trade names of the Servicing segment, which were tested for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and the resulting decreased revenues as a result of lower projected funded volume from our originations business, which replenishes our servicing portfolio.
In December 2018, we recorded intangible assets impairment of $6.4 million related to trade names of the Servicing segment as a result of actual and forecasted business declines.
Other Expenses, Net
Effective January 1, 2018, we adopted new accounting guidance relating to sales of nonfinancial assets, under which a portion of our loans were derecognized and placed back into real estate owned when the loans resulted from prior seller-financed real estate owned sales and we determined collection of substantially all of the sales price is not probable. Interest income previously recognized on these loans was reversed and recorded as deferred revenue. Once certain criteria are met, the deferred revenue is recognized as gain on sale of real estate owned within other expenses, net.
Other expenses, net decreased $48.0 million in 2018 as compared to 2017 due primarily to the recognition of a deferred gain on real estate owned of $37.3 million in connection with the sale and deconsolidation of the Residual Trusts in November 2018. In addition, we recognized $7.4 million in gains on sale of real estate owned for other loans that met the required criteria for recognition throughout 2018.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $(14.6) million in 2018, which were comprised of a $40.8 million write-down to servicer and protective advances and $1.7 million write-down to receivables, partially offset by increases of $11.7 million for internally developed technology, $11.2 million of intangible assets revaluation, including $10.0 million for trade names and $1.2 million of customer relationships, $4.2 million related to write-up of servicing rights carried at amortized cost and $1.1 million related to accrued liabilities.
Other Net Fair Value Gains (Losses)
On February 10, 2018, we elected fair value accounting for our residential loans and mortgage-backed debt held by the Residual Trusts in connection with fresh start accounting and, until the sale and deconsolidation of the Residual Trusts in November 2018, interest income earned on loans of the Residual Trusts, interest expense recognized on the mortgage-backed debt of the Residual Trusts, and the related fair value gains or losses were recognized in other net fair value gains (losses). Net fair value gains related to the Residual Trusts were $4.1 million in 2018.
Gain on Sale of Business
Gain on sale of business of $67.7 million in 2017 relates to the sale of our principal insurance agency and substantially all of our insurance agency business on February 1, 2017.

Other Losses
Other losses of $10.0 million in 2018 include a loss of $9.1 million related to the sale and deconsolidation of the Residual Trusts in November 2018.
Adjusted EBITDA
Adjusted EBITDA increased $11.4 million in 2018 as compared to 2017 due to lower general and administrative expenses, salaries and benefits and interest expense, offset in part by lower servicing fees and interest income on loans.

Originations Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Originations segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
Net gains on sales of loans	$159,787	$27,490	$280,967	$(93,690)	(33)%
Other revenues	23,774	2,395	31,377	(5,208)	(17)%
Total revenues	183,561	29,885	312,344	(98,898)	(32)%
Salaries and benefits (1)	89,725	12,425	113,111	(10,961)	(10)%
General and administrative expenses (1)	58,837	8,297	73,981	(6,847)	(9)%
Interest expense	29,445	9,675	41,555	(2,435)	(6)%
Depreciation and amortization (1)	15,691	265	2,811	13,145	n/m
Goodwill and intangible assets impairment	16,260	—	—	16,260	n/m
Intersegment retention expense	7,972	858	12,902	(4,072)	(32)%
Total expenses	217,930	31,520	244,360	5,090	2%
Fresh start accounting adjustments	—	9,612	—	9,612	n/m
Net losses on extinguishment of debt	—	—	(719)	719	(100)%
Income (loss) before income taxes	(34,369)	7,977	67,265	(93,657)	(139)%

EBITDA adjustments
Goodwill and intangible assets impairment	16,260	—	—	16,260	n/m
Depreciation and amortization (1)	15,691	265	2,811	13,145	n/m
Fresh start accounting adjustments	—	(9,612)	—	(9,612)	n/m
Interest expense	—	6,579	8,638	(2,059)	(24)%
Exit costs (1)	5,721	46	789	4,978	n/m
Share-based compensation expense (benefit) (1)	128	14	(85)	227	(267)%
Other (1)	(2,904)	(71)	(5,031)	2,056	(41)%
Total adjustments	34,896	(2,779)	7,122	24,995	351%
Adjusted EBITDA	$527	$5,198	$74,387	$(68,662)	(92)%
__________

(1)
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

The volume of our originations activity and changes in market rates primarily govern the fluctuations in revenues and expenses of our Originations segment. Provided below are summaries of our originations volume by channel (in thousands):

	Successor				Predecessor
	For the Period From February 10, 2018 Through December 31, 2018				For the Period From January 1, 2018 Through February 9, 2018
	Correspondent	Consumer	Wholesale	Total	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$5,787,661	$146,183	$371,095	$6,304,939	$469,586	$10,984	$85,749	$566,319
Refinance	1,792,419	2,838,275	246,430	4,877,124	214,761	516,531	69,464	800,756
Total	$7,580,080	$2,984,458	$617,525	$11,182,063	$684,347	$527,515	$155,213	$1,367,075

Funded Volume
Purchase	$5,616,658	$161,778	$411,827	$6,190,263	$480,025	$12,259	$57,829	$550,113
Refinance	1,706,198	3,248,330	266,699	5,221,227	190,656	377,717	45,751	614,124
Total	$7,322,856	$3,410,108	$678,526	$11,411,490	$670,681	$389,976	$103,580	$1,164,237

Sold Volume
Purchase	$5,334,957	$157,736	$415,276	$5,907,969	$533,367	$16,750	$64,966	$615,083
Refinance	1,643,989	3,210,833	266,111	5,120,933	204,408	483,012	62,479	749,899
Total	$6,978,946	$3,368,569	$681,387	$11,028,902	$737,775	$499,762	$127,445	$1,364,982

	Predecessor
	For the Year Ended December 31, 2017
	Correspondent	Consumer	Wholesale	Total
Locked Volume (1)
Purchase	$6,562,755	$98,583	$505,610	$7,166,948
Refinance	2,690,679	4,640,181	442,894	7,773,754
Total	$9,253,434	$4,738,764	$948,504	$14,940,702

Funded Volume
Purchase	$6,736,255	$113,406	$444,401	$7,294,062
Refinance	2,806,222	5,077,224	432,170	8,315,616
Total	$9,542,477	$5,190,630	$876,571	$15,609,678

Sold Volume
Purchase	$6,922,893	$112,440	$419,800	$7,455,133
Refinance	2,971,297	5,336,742	418,678	8,726,717
Total	$9,894,190	$5,449,182	$838,478	$16,181,850
__________

(1)	Volume has been adjusted by the percentage of mortgage loans not expected to close based on previous historical experience and changes in interest rates.

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
The volatility in the gain on sale of loans spread is attributable to market pricing, which changes with demand, channel mix, and the general level of interest rates. While many factors may affect consumer demand for mortgages, generally, pricing competition on mortgage loans is lower in periods of low or declining interest rates, as consumer demand is greater. This provides opportunities for originators to increase volume and earn wider margins. Conversely, pricing competition increases when interest rates rise as consumer demand lessens. This reduces overall originations volume and may lead originators to reduce margins. The level and direction of interest rates are not the sole determinant of consumer demand for mortgages. Other factors such as secondary market conditions, home prices, credit spreads or legislative activity may impact consumer demand more significantly than interest rates in any given period.
Net gains on sales of loans for our Originations segment consist of the following (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
Realized gains (losses) on sales of loans (1)	$(7,876)	$2,923	$169,285	$(174,238)	(103)%
Change in unrealized gains (losses) on loans held for sale (1)	8,206	(8,871)	7,226	(7,891)	(109)%
Losses on interest rate lock commitments (1)(2)	(4,863)	(5,002)	(23,046)	13,181	(57)%
Gains (losses) on forward sales commitments (1)(2)	(22,948)	24,570	(31,662)	33,284	(105)%
Gains (losses) on MBS purchase commitments (1)(2)	13,807	(872)	(2,749)	15,684	n/m
Capitalized servicing rights (3)	155,352	13,020	135,176	33,196	25%
Provision for repurchases	(5,522)	(729)	(6,991)	740	(11)%
Interest income	23,772	2,295	33,856	(7,789)	(23)%
Other	(141)	156	(128)	143	(112)%
Net gains on sales of loans	$159,787	$27,490	$280,967	$(93,690)	(33)%
__________

(1)
Gains or losses on interest rate lock commitments, forward sales commitments, and MBS purchase commitments are principally offset by gains or losses included in realized gains (losses) on sales of loans or change in unrealized gains (losses) on loans held for sale.

(2)
Realized gains (losses) on freestanding derivatives were $20.4 million, $7.9 million and $(8.8) million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

(3)
Includes revenues generated in connection with transfers of MSR to NRM of $44.1 million, $3.8 million and $62.3 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. Refer to Note 4 to the Consolidated Financial Statements for additional information regarding transactions with NRM.

The decrease in net gains on sales of loans of $93.7 million in 2018 as compared to 2017 was primarily due to a lower day one margin due to a product mix shift towards lower margin correspondent and wholesale channels combined with pricing decreases implemented in 2018, as well as an overall lower volume of locked loans. This decrease was offset partially by an increase resulting from higher pull-through rates in the consumer channel. In addition, net gains on sales of loans included a decrease in interest income on loans resulting from lower average loan balances, partially offset by higher average interest rates.
The years ended December 31, 2018 and 2017 included the benefit of higher margins from HARP, which expired on December 31, 2018. HARP was a federal program of the U.S. that helped homeowners refinance their mortgage.

Other Revenues
Other revenues consist primarily of origination fee income and other interest income. Other revenues decreased $5.2 million in 2018 as compared to 2017 due primarily to $4.1 million in lower origination fee income due to lower funded originations volume and $0.8 million in lower other interest income.
Salaries and Benefits
Salaries and benefits expense decreased $11.0 million in 2018 as compared to 2017 due primarily to $8.8 million in lower compensation and benefits resulting from a lower average headcount and $4.8 million in lower commissions and incentives consistent with lower funded originations volume. Headcount assigned directly to our Originations segment decreased by approximately 350 full-time employees from 1,000 at December 31, 2017 to 650 at December 31, 2018.
General and Administrative Expenses
General and administrative expenses decreased $6.8 million in 2018 as compared to 2017 due primarily to decreases of $8.9 million in loan origination expense due to a lower funded originations volume, $1.0 million in office supplies and express delivery expense due in part to a policy change in 2018 and $1.0 million in advertising expense due to a decrease in direct mailing cost, partially offset by a$2.7 million lower reduction to the representations and warranties reserve resulting from quarterly assumption and adequacy updates and $1.8 million in higher occupancy costs due to a lease liability accrual recorded in 2018.
Interest Expense
Interest expense decreased $2.4 million in 2018 as compared to 2017 driven by a decrease in amortization of debt issuance costs incurred in connection with the WIMC DIP Warehouse Facilities. Although average balances on the warehouse facilities decreased year over year, interest expense remained flat as a result of a higher average interest rate on our post-bankruptcy debt. Refer to the Liquidity and Capital Resources section for additional information on our warehouse facilities.
Depreciation and Amortization
Depreciation and amortization increased $13.1 million in 2018 as compared to 2017 primarily due to an increase in amortization expense as a result of recording a new intangible asset for wholesale and correspondent relationships on February 10, 2018 in connection with fresh start accounting.
Goodwill and Intangible Assets Impairment
The Originations segment recorded goodwill and intangible assets impairment charges totaling $16.3 million in 2018. In March 2018, we recorded goodwill impairment related to the Originations segment of $9.0 million as a result of lower projected financial performance within this segment subsequent to our emergence from bankruptcy, which was driven by certain market factors including increasing mortgage interest rates driving lower originations volume, a flattening of the interest rate curve resulting in margin compression, aggressive pricing by certain competitors and continued challenges in shifting to a purchase money lender.
In June 2018, we recorded intangible assets impairment of $1.0 million related to the trade names of the Originations segment. We tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations revenues.
In December 2018, we recorded intangible assets impairment of $6.3 million related to trade names of the Originations segment as a result of actual and forecasted business declines.
Intersegment Retention Expense
Intersegment retention expense relates to fees charged by our Servicing segment to the Originations segment in relation to loan originations completed that resulted from access to the Servicing segment’s servicing portfolio related to capitalized servicing rights. The decrease in intersegment retention expense of $4.1 million in 2018 as compared to 2017 was due primarily to lower overall consumer retention volume related in part to a smaller capitalized servicing portfolio resulting from sales of servicing rights and originations flow volume sold with servicing rights released.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $9.6 million in 2018, which were comprised of a $24.2 million increase in intangible assets, including $19.0 million for wholesale and correspondent relationships and $5.2 million for trade names, $22.0 million for internally developed technology and $2.2 million related to accrued liabilities, partially offset by a $38.8 million decrease in goodwill.

Adjusted EBITDA
Adjusted EBITDA declined $68.7 million in 2018 as compared to 2017 due primarily to lower net gains on sales of loans, offset in part by lower general and administrative expenses and salaries and benefits.

Reverse Mortgage Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Reverse Mortgage segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
Net fair value gains on reverse loans and related HMBS obligations	$46,833	$10,576	$42,419	$14,990	35%
Net servicing revenue and fees	22,361	2,029	27,566	(3,176)	(12)%
Other revenues	5,581	602	2,750	3,433	125%
Total revenues	74,775	13,207	72,735	15,247	21%
Interest expense	52,824	11,956	31,435	33,345	106%
Salaries and benefits (1)	33,408	4,752	47,202	(9,042)	(19)%
General and administrative expenses (1)	27,495	4,186	46,837	(15,156)	(32)%
Depreciation and amortization (1)	1,632	228	3,010	(1,150)	(38)%
Other expenses, net	3,929	641	5,146	(576)	(11)%
Total expenses	119,288	21,763	133,630	7,421	6%
Fresh start accounting adjustments	—	7,423	—	7,423	n/m
Net losses on extinguishment of debt	—	—	(1,345)	1,345	(100)%
Loss before income taxes	(44,513)	(1,133)	(62,240)	16,594	(27)%

EBITDA adjustments
Fair value to cash adjustment for reverse loans	39,803	(1,704)	38,351	(252)	(1)%
Fresh start accounting adjustments	—	(7,423)	—	(7,423)	n/m
Interest expense	—	7,146	7,826	(680)	(9)%
Amortization of servicing rights and other fair value adjustments	1,555	680	1,494	741	50%
Depreciation and amortization (1)	1,632	228	3,010	(1,150)	(38)%
Exit costs (1)	422	29	1,368	(917)	(67)%
Share-based compensation expense (1)	37	4	200	(159)	(80)%
Other (1)	748	117	1,368	(503)	(37)%
Total adjustments	44,197	(923)	53,617	(10,343)	(19)%
Adjusted EBITDA	$(316)	$(2,056)	$(8,623)	$6,251	(72)%
__________

(1)
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

	Successor		Predecessor
	For the Period From February 10, 2018 Through December 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Year Ended December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio
Balance at beginning of the period	49,668	$9,752,277	50,182	$9,776,747	56,550	$10,340,727
New business added (1)	5,426	1,103,064	955	171,825	6,012	1,169,169
Other additions (2)	—	628,074	—	78,568	—	772,161
Payoffs and curtailments	(11,796)	(2,477,585)	(1,469)	(274,863)	(12,380)	(2,505,310)
Balance at end of the period	43,298	$9,005,830	49,668	$9,752,277	50,182	$9,776,747
__________

(1)	Includes Ginnie Mae buyout loans sold with subservicing retained consisting of $254.0 million in unpaid principal balance during the period from February 10, 2018 through December 31, 2018.

(2)	Other additions to the principal balance serviced relate to draws on lines-of-credit, interest, servicing fees, mortgage insurance and advances owed by the existing borrower.
Provided below are summaries of our total reverse loan servicing portfolio (dollars in thousands):

	Successor		Predecessor
	At December 31, 2018		At December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party servicing portfolio (1)	43,298	$9,005,830	50,182	$9,776,747
On-balance sheet residential loans and real estate owned	44,321	8,107,619	54,732	9,573,804
Total reverse loan servicing portfolio	87,619	$17,113,449	104,914	$19,350,551
__________

(1)
We earn a fixed dollar amount per loan on a majority of our third-party reverse loan servicing portfolio. The weighted-average contractual servicing fee for our third-party servicing portfolio, which is calculated as the annual average servicing fee divided by the ending unpaid principal balance, was 0.13% at December 31, 2018 and 2017.

Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (dollars in thousands):

	Successor	Predecessor		Variance
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	$	%
Interest income on reverse loans	$379,215	$47,116	$450,628	$(24,297)	(5)%
Interest expense on HMBS related obligations (1)	(310,721)	(40,427)	(398,241)	47,093	(12)%
Net interest income on reverse loans and HMBS related obligations	68,494	6,689	52,387	22,796	44%

Change in fair value of reverse loans	(176,371)	(15,640)	(208,340)	16,329	(8)%
Change in fair value of HMBS related obligations	154,710	19,527	198,372	(24,135)	(12)%
Net change in fair value on reverse loans and HMBS related obligations	(21,661)	3,887	(9,968)	(7,806)	78%
Net fair value gains on reverse loans and related HMBS obligations	$46,833	$10,576	$42,419	$14,990	35%
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.
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
Net interest income on reverse loans and HMBS related obligations increased $22.8 million in 2018 as compared to 2017 primarily as a result of a decrease in HMBS related obligations resulting from an increase in buyouts. If the net interest income were adjusted for interest expense from debt financing on master repurchase agreements, there would have been an $11.2 million decrease in 2018 as compared to 2017. The net change in fair value on reverse loans and HMBS related obligations is comprised of cash generated by the origination, purchase, and securitization of HECMs as well as non-cash fair value gains or losses. Cash generated by the origination, purchase and securitization of HECMs decreased $8.1 million in 2018 as compared to 2017 primarily due to our exit from the reverse mortgage originations business and the resulting wind-down of the portfolio, partially offset by a shift in mix from lower margin new originations to higher margin Tails. Net non-cash fair value losses remained flat in 2018 as compared to 2017 due primarily to changes in market pricing, offset by valuation model assumption adjustments for buyout loans during 2018.
Reverse loans and related HMBS obligations are generally subject to net fair value gains when interest rates decline primarily as a result of a longer duration of reverse loans as compared to HMBS related obligations. Our reverse loans have longer durations primarily as a result of our obligations as issuer of HMBS, which includes the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount. The conditional repayment rate utilized in the valuation of reverse loans and HMBS related obligations have increased from 30.23% and 32.07%, respectively, at December 31, 2017 to 32.25% and 34.60%, respectively, at December 31, 2018 primarily due to the aging and runoff of the portfolio.

Provided below are summaries of our funded volume, which represent purchases and originations of reverse loans, and volume of securitizations into HMBS (dollars in thousands):

	Successor	Predecessor		Variance
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	$	%
Funded volume	$227,267	$40,282	$399,165	$(131,616)	(33)%
Securitized volume (1)	233,125	25,638	426,531	(167,768)	(39)%
__________

(1)
Securitized volume includes $233.1 million, $25.6 million and $347.5 million of Tails securitized for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. Tail draws associated with the HECM IDL product were $126.9 million, $15.1 million and $200.0 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

Funded and securitized volumes decreased in 2018 as compared to 2017 primarily due to our exit from the reverse mortgage originations business in January 2017 and aging of the portfolio. There are no longer any reverse loans in the originations pipeline, and we have finalized the shutdown of the reverse mortgage originations business. We will continue to fund undrawn Tails available to customers. Refer to Note 17 to the Consolidated Financial Statements for additional information regarding exit activities.
Net Servicing Revenue and Fees
A summary of net servicing revenue and fees for our Reverse Mortgage segment is provided below (dollars in thousands):

	Successor	Predecessor		Variance
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	$	%
Servicing fees	$10,496	$1,374	$13,133	$(1,263)	(10)%
Performance fees	5,734	634	8,362	(1,994)	(24)%
Ancillary and other fees	7,686	701	7,565	822	11%
Servicing revenue and fees	23,916	2,709	29,060	(2,435)	(8)%
Amortization of servicing rights	(1,555)	(680)	(1,494)	(741)	50%
Net servicing revenue and fees	$22,361	$2,029	$27,566	$(3,176)	(12)%
The decline in net servicing revenue and fees of $3.2 million in 2018 as compared to 2017 was due primarily to a decrease in performance fees for the management of real estate owned and a decrease in the servicing fees due to portfolio runoff.
Interest Expense
Interest expense increased $33.3 million in 2018 as compared to 2017 due primarily to higher average borrowings on master repurchase agreements as a result of higher buyout loan levels, a higher average cost of debt related to the interest rate on the WIMC Exit Warehouse Facilities, and $7.1 million in amortization of debt issuance costs incurred in connection with the WIMC DIP Warehouse Facilities, which were amortized over the estimated bankruptcy period of two months. The WIMC DIP Warehouse Facilities are discussed in more detail in the Liquidity and Capital Resources section below.
Salaries and Benefits
Salaries and benefits expense decreased $9.0 million in 2018 as compared to 2017 due primarily to lower compensation and benefits as a result of lower origination volume and lower average headcount resulting from our decision to exit the reverse mortgage originations business in 2017. Headcount assigned directly to our Reverse Mortgage segment decreased by approximately 100 full-time employees from 600 at December 31, 2017 to 500 at December 31, 2018.

General and Administrative Expenses
General and administrative expenses decreased $15.2 million in 2018 as compared to 2017 due primarily to decreases of $22.6 million in curtailment-related accruals, $4.4 million in loan portfolio expenses due to lower loss accruals and $1.1 million in rental expense, partially offset by increases of $4.1 million in contractor fees and outsourcing and $3.6 million in bank fees, primarily relating to the sale of defaulted reverse Ginnie Mae buyout loans.
Fresh Start Accounting Adjustments
Fresh start accounting adjustments were $7.4 million in 2018, which were comprised of $5.6 million in real estate owned fair value adjustments, $2.0 million related to accrued liabilities and $1.2 million of MSR fair value adjustments, partially offset by $1.4 million in advances fair value adjustments.
Adjusted EBITDA
Adjusted EBITDA increased $6.3 million in 2018 as compared to 2017 primarily due to an increase in net interest income on reverse loans and related HMBS obligations and a decline in general and administrative expenses and salaries and benefits, partially offset by higher interest expense related to higher average borrowings on master repurchase agreements resulting from higher buyout loan levels.

Corporate and Other Non-Reportable Segment
Provided below is a summary of results of operations and Adjusted EBITDA for our Corporate and Other non-reportable segment (dollars in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017	Variance
				$	%
Net servicing revenue and fees	$55	$—	$—	$55	n/m
Other revenues	1,498	89	933	654	70%
Total revenues	1,553	89	933	709	76%
Interest expense	111,696	7,519	134,661	(15,446)	(11)%
General and administrative (1)	63,218	6,753	107,751	(37,780)	(35)%
Salaries and benefits (1)	44,270	6,048	41,646	8,672	21%
Depreciation and amortization (1)	973	65	701	337	48%
Other expenses	90	7	850	(753)	(89)%
Total expenses	220,247	20,392	285,609	(44,970)	(16)%
Reorganization items and fresh start accounting adjustments	(2,726)	462,116	(37,645)	497,035	n/m
Other net fair value gains	7,992	3,582	3,945	7,629	193%
Net losses on extinguishment of debt	(4,454)	(864)	(1,798)	(3,520)	196%
Other	18,484	—	7,219	11,265	156%
Total other gains (losses)	19,296	464,834	(28,279)	512,409	n/m
Income (loss) before income taxes	(199,398)	444,531	(312,955)	558,088	(178)%

EBITDA adjustments
Reorganization items and fresh start accounting adjustments	2,726	(462,116)	37,645	(497,035)	n/m
Interest expense	111,696	7,519	134,661	(15,446)	(11)%
Transaction costs	10,137	(55)	48,990	(38,908)	(79)%
Share-based compensation expense (1)	2,281	507	1,763	1,025	58%
Exit costs (1)	1,707	45	2,695	(943)	(35)%
Depreciation and amortization (1)	973	65	701	337	48%
Other (1)	4,524	(583)	7,875	(3,934)	(50)%
Total adjustments	134,044	(454,618)	234,330	(554,904)	(237)%
Adjusted EBITDA	$(65,354)	$(10,087)	$(78,625)	$3,184	(4)%
__________

(1)
Effective January 1, 2018, we no longer allocate corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

Other Revenues
Other revenues related to the Corporate and Other non-reportable segment consist primarily of other interest income, investment income and miscellaneous income.
Interest Expense
Interest expense decreased $15.4 million in 2018 as compared to 2017 primarily as a result of the extinguishment of $531.1 million of corporate debt in connection with our emergence from bankruptcy and $268.2 million of corporate debt payments made during 2018, offset in part by higher interest rates on post-bankruptcy debt.

General and Administrative Expenses
General and administrative expenses decreased $37.8 million in 2018 as compared to 2017 primarily due to $42.0 million in lower costs related to our debt restructure initiative in 2017 and a $3.0 million reimbursement from an insurance carrier related to the settlement of corporate shareholder lawsuits in 2018, offset in part by $11.0 million in higher amortization of the Clean-up Call Agreement inducement fee in 2018.
Salaries and Benefits
Salaries and benefits increased $8.7 million in 2018 as compared to 2017 due primarily to increases of $4.7 million in compensation and benefits, $2.6 million related to additional bonuses to senior executives and $1.3 million in recruiting fees related to senior executives during 2018.
Reorganization Items and Fresh Start Accounting Adjustments
We recorded reorganization items and fresh start accounting adjustments of $459.4 million in 2018 as compared to $(37.6) million in 2017. The gain in 2018 was driven by $556.9 million related to the cancellation of corporate debt and $74.8 million of fresh start accounting adjustments, partially offset by $153.8 million related to the issuance of new equity to the Convertible and Senior Noteholders. The loss in 2017 resulted from the write-off of $34.4 million of costs related to previously issued debt and $3.1 million of legal and professional fees.
Other Net Fair Value Gains
Other net fair value gains increased $7.6 million in 2018 as compared to 2017 driven by an increase in the LIBOR rate for loans and bonds related to the Non-Residual Trusts during 2018.
Net Losses on Extinguishment of Debt
Net losses on extinguishment of debt of $5.3 million during 2018 resulted from the sale of servicing rights and the sale of the Residual Trusts during the year, which required us to make prepayments on the 2018 Term Loan. These prepayments resulted in prepayment premium fees and the accelerated amortization of discounts related to the 2018 Term Loan, which were recorded as a component of losses on the extinguishment of debt. Net losses on extinguishment of debt of $1.8 million during 2017 resulted from the write-off of deferred debt issuance costs and debt discount related to payments made on the 2013 Term Loan in connection with the WIMC Chapter 11 Case.
Other Gains
We recorded other gains of $18.5 million and $7.2 million in 2018 and 2017, respectively, in connection with our counterparty under the Clean-up Call Agreement having fulfilled its obligation for the mandatory clean-up call of certain of the remaining Non-Residual Trusts, resulting in the subsequent deconsolidation of the trusts. These gains were offset by the amortization of the inducement fee recorded in general and administrative expenses during the period as discussed above. Refer to Note 5 to the Consolidated Financial Statements for additional information on the exercise of the mandatory clean-up call obligation.
Adjusted EBITDA
Adjusted EBITDA improved $3.2 million in 2018 as compared to 2017 due primarily to lower general and administrative expenses, offset partially by higher salaries and benefits.
Liquidity and Capital Resources
Overview
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay debt and meet the financial obligations of our operations, including funding MSR acquisitions; mortgage loan and reverse loan servicing advances; obligations associated with the repurchase of reverse loans and mortgage loans from securitization pools; funding additional borrowing capacity on reverse loans; origination of mortgage loans; and other general business needs, including the cost of compliance with changing legislation and related rules. Our liquidity is measured as our consolidated cash and cash equivalents excluding subsidiary minimum cash requirement balances, which are typically associated with our servicer licensing or financing agreements. At December 31, 2018, our liquidity was $138.7 million.

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
DHCP Chapter 11 Cases
On January 16, 2019, the Parent Company and certain of its subsidiaries entered into forbearance agreements with (i) certain holders of greater than 75% of the aggregate principal amount of the outstanding Second Lien Notes, (ii) certain lenders of greater than 50% of the aggregate principal amount outstanding under the 2018 Credit Agreement and the administrative agent and collateral agent under the 2018 Credit Agreement and (iii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements and advance financing facilities. Pursuant to the forbearance agreements, the parties noted above agreed to temporarily forbear from the exercise of any rights or remedies they may have in respect of the aforementioned anticipated events of default or other defaults or events of default arising out of or in connection therewith.
On February 8, 2019, the Parent Company and certain of its subsidiaries entered into additional forbearance agreements with (i) certain lenders holding greater than 50% of the sum of (a) the loans outstanding, (b) letter of credit exposure and (c) unused commitments under the 2018 Credit Agreement at such time and the administrative agent and collateral agent under the 2018 Credit Agreement, (ii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements and advance financing facilities and (iii) the counterparty under a certain master securities forward transaction agreement.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We intend to continue to operate our businesses in the ordinary course during the pendency of the DHCP Chapter 11 Cases. To assure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, authorizing them to maintain their operations in the ordinary course.
Restructuring Support Agreement
On February 8, 2019, the Debtors entered into the DHCP RSA with the Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the term loans outstanding under the 2018 Credit Agreement.
Pursuant to the DHCP RSA, the Consenting Term Lenders and the Debtors have agreed to the principal terms of our financial restructuring, which will be implemented through a prearranged plan of reorganization under the Bankruptcy Code and which provides for the restructuring of our indebtedness through a recapitalization transaction that is expected to reduce gross corporate debt by over $800 million and provide the reorganized company with an appropriately sized working capital facility upon emergence from the DHCP Reorganization Transaction.
The DHCP RSA also provides for the continuation of our prepetition review of strategic alternatives, whereby, as a potential alternative to the implementation of a DHCP Reorganization Transaction, any and all bids for our company or our assets will be evaluated as a precursor to confirmation of any Chapter 11 plan of reorganization.

The review of strategic alternatives provides a public and comprehensive forum in which the Debtors are seeking bids or proposals for three types of potential transactions, as described below. If a bid or proposal is received representing higher or better value than the DHCP Reorganization Transaction, it will either be incorporated into the DHCP Reorganization Transaction or pursued as an alternative to the DHCP Reorganization Transaction in consultation with the Consenting Term Lenders and subject to the DHCP RSA.
The three types of transactions for which bids are being solicited are:

•	a sale transaction meaning, a sale of substantially all of our assets, as provided in the DHCP RSA;

•
an asset sale transaction meaning, the sale of a portion of our assets other than a sale transaction consummated prior to DHCP Effective Date; provided such sale shall only be conducted with the consent of the Requisite Term Lenders; and

•
a master servicing transaction meaning, as part of the DHCP Reorganization Transaction to the extent the terms thereof are acceptable to the Requisite Term Lenders, entry into an agreement or agreements with an approved subservicer or subservicers whereby, following the DHCP Effective Date, all or substantially all of our mortgage servicing rights are subserviced by the new subservicer.

The DHCP RSA presently contemplates the following treatment for certain key classes of creditors under the DHCP Reorganization Transaction:

•	DHCP DIP Warehouse Facilities Claims - On the DHCP Effective Date, the holders of DHCP DIP Warehouse Facilities claims will be paid in full in cash;

•
Term Loan Claims - On the DHCP Effective Date, the holders of Term Loan Claims will receive their pro rata share of new term loans under an amended and restated credit facility agreement in the aggregate principal amount of $400 million, and 100% of our New Common Stock, which will be privately held;

•	Second Lien Notes Claims - On the DHCP Effective Date, the holders of the Second Lien Notes will not receive any distribution;

•
Go-Forward Trade Claims - On the DHCP Effective Date, trade creditors identified by us (with the consent of the Requisite Term Lenders) as being integral to and necessary for the ongoing operations of New Ditech) will receive a distribution in cash in an amount equaling a certain percentage of their claim, subject to an aggregate cap; and

•	Existing Equity Interests - On the DHCP Effective Date, holders of our existing preferred stock, common stock, and warrants will have their claims extinguished.
If the Debtors proceed to confirmation of a sale transaction, the Debtors will distribute proceeds of such transaction in accordance with the priority scheme under the Bankruptcy Code.
Under the DHCP RSA, on the Election Date, the Electing Term Lenders may deliver an election notice to us stating that the Electing Term Lenders wish to consummate an elected transaction as follows: (i) the DHCP Reorganization Transaction, or (ii) master servicing transaction (as part of the DHCP Reorganization Transaction), or (iii) sale transaction, and, if applicable, (iv) in connection and together with an election of (i), (ii), or (iii), any asset sale transaction(s), provided that inclusion of any asset sale transaction(s) is not incompatible with successful consummation of the elected transaction in (i), (ii) or (iii). If the Debtors do not proceed with the elected transaction, the Consenting Term Lenders can terminate the DHCP RSA.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. We intend to continue to operate our businesses in the ordinary course during the pendency of the DHCP Chapter 11 Cases. To assure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, authorizing them to maintain their operations in the ordinary course.
The filing of the DHCP Bankruptcy Petitions described above triggers an event of default or an early amortization event under certain of our debt instruments, as described further in the Corporate Debt section below. The filing of the DHCP Bankruptcy Petitions also triggers the liquidation preference of our Mandatorily Convertible Preferred Stock. Certain of our obligations, including the payment of interest under our debt instruments, are stayed under the Bankruptcy Code during the pendency of the DHCP Chapter 11 Cases.

During the pendency of the DHCP Chapter 11 Cases, the Bankruptcy Court granted relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay the prepetition claims of certain of our vendors. For goods and services provided following the DHCP Petition Date, we continue to pay vendors under normal terms.
DHCP DIP Warehouse Facilities
On February 8, 2019, the Parent Company, as guarantor, along with its wholly-owned subsidiaries Ditech Financial and RMS, entered into the DHCP Commitment Letter with Barclays Bank PLC and Nomura Corporate Funding Americas, LLC regarding the terms of the DHCP DIP Warehouse Facilities, which, upon approval from the Bankruptcy Court on February 14, 2019, provide up to $1.9 billion in available financing. Proceeds of the DHCP DIP Warehouse Facilities were used to repay and refinance RMS’s and Ditech Financial’s existing master repurchase agreements and variable funding notes issued under existing servicer advance facilities. The existing master repurchase agreements and variable funding notes issued under servicer advance facilities were terminated or otherwise replaced under the DHCP DIP Warehouse Facilities. The DHCP DIP Warehouse Facilities will be used to fund Ditech Financial’s and RMS’ continued business operations, providing the necessary liquidity to the Debtors to implement the DHCP Restructuring.
Under the DHCP DIP Warehouse Facilities:
(i) up to $650.0 million will be available to fund Ditech Financial’s origination business and will incur interest based on 3-month LIBOR plus a per annum margin of 2.25%;
(ii) up to $1.0 billion will be available to RMS to fund certain HECMs and real estate owned from Ginnie Mae securitization pools, and will incur interest based on 3-month LIBOR plus a per annum margin of 3.25%; and
(iii) up to $250.0 million will be available to finance the advance receivables related to Ditech Financial’s servicing activities and will incur interest based on 3-month LIBOR plus a per annum margin of 2.25%. Two new series of variable funding notes were issued under the DHCP DIP Warehouse Facilities to replace the existing variable funding notes under the DAAT Facility and DPAT II Facility, which otherwise remain largely intact to finance advances.
In addition, the lenders under the DHCP DIP Warehouse Facilities have agreed to provide Ditech Financial, through the DIP Maturity Date, up to $1.9 billion in trading capacity for Ditech Financial to hedge its interest rate exposure with respect to the loans in Ditech Financial’s loan origination pipeline.
The DHCP DIP Warehouse Facilities contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity requirements. We were in compliance with all financial covenants under the DHCP DIP Warehouse Facilities as of February 28, 2019.
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

Servicing Advance Facilities
On February 12, 2018, as part of the implementation of our WIMC Exit Warehouse Facilities, the WIMC Securities Master Repurchase Agreement was terminated and repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPAT II Facility. These variable funding notes issued under the DAAT Facility and DPAT II Facility were then repaid and refinanced on February 14, 2019 with new variable funding notes issued in connection with the DHCP DIP Warehouse Facilities.
DAAT Facility / DPAT II Facility
The DAAT Facility and DPAT II Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively. The variable funding notes issued under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the WIMC Securities Master Repurchase Agreement, were fully redeemed and the GTAAFT Facility and DPAT Facility were both terminated on February 12, 2018.
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
As part of our WIMC Exit Warehouse Facilities, the DAAT Facility and DPAT II Facility had maximum capacity sub-limits of $465.0 million and $85.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPAT II Facility was based on the lender's applicable index, plus a per annum margin of 2.25%. These facilities, together with the WIMC Ditech Financial Exit Master Repurchase Agreement and the WIMC RMS Exit Master Repurchase Agreement were subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our WIMC Exit Warehouse Facilities agreements. At December 31, 2018, Ditech Financial had $218.3 million outstanding under the DAAT Facility and the DPAT II Facility, collectively, on advances totaling $239.8 million, and the WIMC Exit Warehouse Facilities in total had an outstanding balance of $1.3 billion.
As discussed further above, on February 14, 2019, the existing variable funding notes issued under the DAAT Facility and DPAT II Facility were repaid and refinanced with variable funding notes issued in connection with the DHCP DIP Warehouse Facilities and the maximum capacity sub-limits for the DAAT Facility and the DPAT II Facility were changed to $160.0 million and $90.0 million, respectively. Otherwise, the DAAT Facility and DPAT II Facility remain largely intact to finance advances.
Each of the facility's base indenture and indenture supplements include facility events of default and target amortization events customary for financings of this type. The target amortization events include, among other events, events related to breaches of representations, financial and non-financial covenants, certain tests related to the collection and performance of the receivables securing the variable funding notes, defaults under certain other material indebtedness, material judgments and change of control. Upon the occurrence of a target amortization event, the outstanding principal balance of the variable funding notes becomes payable on the first payment date occurring after the occurrence of such target amortization event. Failure to make requisite payments on the variable funding notes following the occurrence of a target amortization event could lead to an event of default. Upon the occurrence of an event of default, specified percentages of noteholders have the right to terminate all commitments and accelerate the variable funding notes under the base indenture, enforce their rights with respect to the collateral and take certain other actions. The events of default include, among other events, the occurrence of any failure to make payments (subject to certain cure periods and including balances due after the occurrence of a target amortization event), failure of Ditech Financial to satisfy various deposit and remittance obligations as servicer of certain mortgage loans, the requirement of the issuer to be registered as an "investment company" under the Investment Company Act of 1940, as amended, certain tests related to the collection and performance of the receivables securing the notes issued pursuant to the base indenture and applicable indenture supplement, removal of Ditech Financial’s status as an approved seller or servicer by either Fannie Mae or Freddie Mac and bankruptcy events.

In connection with these facilities, we entered into an acknowledgment agreement with Fannie Mae, dated as of February 9, 2018, with subsequent amendments to the agreement dated April 20, 2018 and February 14, 2019, that waived Fannie Mae's respective rights of set-off against rights to reimbursement for certain servicer advances and delinquency advances subject to the DAAT Facility. The Fannie Mae acknowledgment agreement remains in effect unless Fannie Mae withdraws its consent (i) at each yearly anniversary of the agreement by providing 30 days' advance written notice or (ii) upon certain other specified events. If Fannie Mae were to withdraw such waiver or subordination, as applicable, of its respective rights of set-off, our ability to increase the draws on the variable funding notes or maintain the drawn balances thereunder could be materially limited or eliminated.
The indenture supplements of the original series of variable funding notes under the DAAT Facility and DPAT II Facility were further amended throughout 2018 to, amongst other things, reduce the minimum liquidity and profitability requirements for certain periods in the remaining term of each agreement. Ditech Financial was not in compliance with the quarterly profitability covenant included in the original indenture supplements of the DAAT Facility and the DPAT II Facility for the quarter ended December 31, 2018. On February 14, 2019, the original series of variable funding notes under the DAAT Facility and DPAT II Facility were repaid and refinanced with new series of variable funding notes issued under new indenture supplements in conjunction with the DHCP DIP Warehouse Facilities as discussed further above.
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
On February 9, 2018, in connection with the WIMC Effective Date of the WIMC Prepackaged Plan, the WIMC DIP Warehouse Facilities transitioned into the WIMC Exit Warehouse Facilities, whereupon the WIMC Ditech Financial Exit Master Repurchase Agreement amended under the WIMC DIP Warehouse Facilities would continue to provide financing for Ditech Financial's origination business. Upon the WIMC Effective Date, the WIMC Ditech Financial Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019, change the interest rate to the lender's applicable index, plus a per annum margin of 2.25%, and increase the maximum capacity sub-limit available to finance Ditech Financial's origination business to $1.0 billion. The WIMC Ditech Financial Exit Master Repurchase Agreement, together with the WIMC RMS Exit Master Repurchase Agreement and the DAAT and DPAT II Facilities were subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our WIMC Exit Warehouse Facilities. At December 31, 2018, the WIMC Ditech Financial Exit Master Repurchase Agreement had an outstanding balance of $689.7 million, and the WIMC Exit Warehouse Facilities in total had an outstanding balance of $1.3 billion.
As discussed further above, on February 14, 2019, the WIMC Ditech Financial Exit Master Repurchase Agreement was repaid and refinanced with the DHCP DIP Warehouse Facilities.
Our ability to utilize our master repurchase facilities from time to time depends, among other things, upon us being able to make representations and warranties as to our solvency, the accuracy of information we have furnished, no material adverse changes having occurred, maintenance of our approved seller/servicer status with GSEs, no notices of adverse actions having been received from GSEs or agencies, the adequacy of our control program, our ability to service loans in accordance with accepted servicing practices and our compliance with applicable laws. The WIMC Ditech Financial Exit Master Repurchase Agreement contains customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements.

The WIMC Ditech Financial Exit Master Repurchase Agreement was further amended throughout 2018 to, amongst other things, reduce the minimum liquidity and profitability requirements for the certain periods in the remaining term of the agreement. Ditech Financial was not in compliance with the quarterly profitability covenant included in the WIMC Ditech Financial Exit Master Repurchase Agreement for the quarter ended December 31, 2018. On February 14, 2019, the WIMC Ditech Financial Exit Master Repurchase Agreement was repaid and refinanced with the DHCP DIP Warehouse Facilities as discussed further above.
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
Our representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limits exposure based on payment history of the loan. At December 31, 2018, our maximum exposure to repurchases due to potential breaches of representations and warranties was $67.8 billion, and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2018 adjusted for voluntary payments made by the borrower on loans for which we perform the servicing. A majority of our loan sales were servicing retained.
Rollforwards of the liability associated with representations and warranties are included below (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$16,487	$16,792	$22,094
Provision for new sales	5,522	729	6,991
Change in estimate of existing reserves (1)(2)	(6,919)	(1,001)	(10,596)
Net realized losses on repurchases	(2,343)	(33)	(1,697)
Balance at end of the period	$12,747	$16,487	$16,792
__________

(1)
The change in estimate of existing reserves during the year ended December 31, 2018 primarily relates to portfolio performance, voluntary loan payoffs and paydowns, clean loan reviews, loans meeting certain age triggers, and updates to certain assumptions used to estimate the reserve, all of which reduced estimated loss exposure.

(2)
The change in estimate of existing reserves during the year ended December 31, 2017 primarily relates to portfolio performance, voluntary loan payoffs and paydowns, clean loan reviews, and loans meeting certain age triggers, which reduces estimated loss exposure.

Rollforwards of loan repurchase requests based on the original unpaid principal balance are included below (dollars in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through December 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Year Ended December 31, 2017
	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance	No. of Loans	Unpaid Principal Balance
Balance at beginning of the period	23	$4,740	31	$6,674	29	$5,974
Repurchases and indemnifications	(35)	(7,160)	(5)	(754)	(35)	(7,279)
Claims initiated	157	35,036	15	3,295	147	28,814
Rescinded	(103)	(24,048)	(18)	(4,475)	(110)	(20,835)
Balance at end of the period	42	$8,568	23	$4,740	31	$6,674

The following table presents our maximum exposure to repurchases due to potential breaches of representations and warranties at December 31, 2018 based on the original unpaid principal balance of loans sold adjusted for voluntary payments made by the borrower on loans for which we perform the servicing by vintage year (in thousands):

Successor
Unpaid Principal Balance
2013	$7,097,265
2014	8,382,842
2015	12,866,654
2016	13,731,663
2017	13,661,056
2018	12,095,774
Total	$67,835,254
Reverse Mortgage Business
Master Repurchase Agreements
RMS utilizes master repurchase agreements to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools. These facilities are secured by the underlying assets and provide creditors a security interest in the assets that meet the eligibility requirements under the terms of each particular facility. We agree to repay the borrowings under these facilities within a specified timeframe, and the source of repayment is typically from claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. RMS also has non-recourse variable funding notes issued by a subsidiary, which provide secured financing for certain HECMs and real estate owned previously repurchased from Ginnie Mae securitization pools. We evaluate our needs under these facilities based on forecasted reverse loan repurchases and timing of reimbursement from HUD; however, there can be no assurance that these facilities will be available to us in the future.
On February 9, 2018, upon the WIMC Effective Date of the WIMC Prepackaged Plan, the WIMC DIP Warehouse Facilities, which were provided during the WIMC Chapter 11 Case, transitioned into the WIMC Exit Warehouse Facilities, whereupon the WIMC RMS Exit Master Repurchase Agreement continued to provide financing for repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. Upon the WIMC Effective Date, the WIMC RMS Exit Master Repurchase Agreement was amended to, among other things, extend the maturity date to February 8, 2019 and change the interest rate to the lender's applicable index, plus a per annum margin of 3.25%, and increase the maximum capacity sub-limit available to finance the repurchase of certain HECMs and real estate owned Ginnie Mae securitization pools to $800.0 million. The WIMC RMS Exit Master Repurchase Agreement, together with the Ditech Financial Exit Master Repurchase agreement and the DAAT and DPAT II Facilities were subject, collectively, to a combined maximum outstanding amount of $1.9 billion under our WIMC Exit Warehouse Facilities. At December 31, 2018, the WIMC RMS Exit Master Repurchase Agreement had an outstanding balance of $441.6 million, and the WIMC Exit Warehouse Facilities in total had an outstanding balance of $1.3 billion.
On April 23, 2018, we entered into an additional master repurchase agreement which, as of December 31, 2018, provides up to $412.0 million in total capacity, and no less than $400.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The interest rate on this facility is based on the applicable index rate plus 3.25%. At December 31, 2018, this master repurchase agreement had an outstanding balance of $185.0 million. This facility was scheduled to mature in April 2019.
As discussed further above, on February 14, 2019, the RMS Exit Master Repurchase Agreement and the additional RMS master repurchase agreement entered into on April 23, 2018 were repaid and refinanced or otherwise replaced under the DHCP DIP Warehouse Facilities.
On October 1, 2018, we executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned. Under the transaction, the participating interests in certain HECMs and real estate owned that we had previously repurchased from Ginnie Mae securitization pools and that were secured by existing warehouse borrowings were pledged as collateral on variable funding notes issued by a wholly-owned subsidiary under the transaction. The variable funding notes are non-recourse, incur interest monthly at a rate of 6.00% per annum, and expire on October 2025. The variable funding notes had outstanding borrowings of $225.4 million at December 31, 2018. The subsidiary issuer of the variable funding notes under this transaction is not a Debtor under the DHCP Chapter 11 Cases.

The RMS master repurchase agreements included in the DHCP DIP Warehouse Facilities contain customary events of default and covenants, the most significant of which are financial covenants. Financial covenants that are most sensitive to the operating results of our subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity requirements. In August 2018, the liquidity covenants included in each of RMS' master repurchase agreements then in effect were amended to reduce the liquidity requirements for the remaining term of each agreement. RMS was in compliance with the terms of each of its master repurchase agreements, including financial covenants, at December 31, 2018.
Reverse Loan Securitizations
We transfer reverse loans that we have originated or purchased through the Ginnie Mae HMBS issuance process. The proceeds from the transfer of the HMBS are accounted for as a secured borrowing and are classified on the consolidated balance sheets as HMBS related obligations. The proceeds from the transfer are used to repay borrowings under our master repurchase agreements. At December 31, 2018, we had $7.0 billion in unpaid principal balance outstanding on the HMBS related obligations. At December 31, 2018, $6.8 billion in unpaid principal balance of reverse loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of RMS default on its servicing obligations, or when the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to RMS in connection with certain claims relating to the performance and obligations of RMS as both an issuer of HMBS and a servicer of HECMs underlying HMBS.
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

Rollforwards of reverse loan and real estate owned repurchase activity (by unpaid principal balance) are included below (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$970,382	$808,508	$346,983
Repurchases and other additions (1)	1,557,247	257,078	1,320,230
Liquidations	(1,424,337)	(95,204)	(858,705)
Balance at end of the period (2)	$1,103,292	$970,382	$808,508
__________

(1)	Other additions to the principal balance relate to interest, servicing fees, mortgage insurance and advances.

(2)	The balance at December 31, 2018 included $38.3 million of real estate owned.
Our repurchases of reverse loans and real estate owned have increased significantly in 2018 as compared to 2017. We expect these required repurchases to continue to increase as a greater percentage of HECMs and real estate owned are reaching 98% of their maximum claim amount. At December 31, 2018, we had commitments to repurchase reverse loans and real estate owned of $165.1 million, and we had $585.4 million available under our master repurchase agreements for repurchases of reverse loans and real estate owned. Our repurchases of reverse loans and real estate owned are projected to be approximately $2.0 billion, $1.2 billion and $643.7 million during the years ending December 31, 2019, 2020 and 2021, respectively. There can be no assurance that we will be able to maintain or expand our borrowing capacity to fund loan repurchases. Refer to Notes 6 and 29 of the Consolidated Financial Statements for further discussion.
On June 13, 2018, we sold a pool of defaulted reverse Ginnie Mae buyout loans owned by us and financed under an existing master repurchase agreement for a sales price of approximately $241.3 million. The proceeds from the sale were used to repay the related amount financed under the master repurchase agreement and to fund additional Ginnie Mae buyout loans. We continue to service these loans on behalf of the purchaser under a subservicing agreement.
On October 1, 2018, as discussed further above, we executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned.
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
As servicer of reverse loans, we are also obligated to fund additional borrowings by customers in the form of undrawn lines of credit on floating rate and fixed rate reverse loans. We rely upon our operating cash flows to fund these additional borrowings on a short-term basis prior to securitization (when performing services of both the issuer and servicer) or reimbursement by the issuer (when providing third-party servicing). The additional fundings made by us, as issuer and servicer, are generally securitized within 30 days after funding. Similarly, the additional fundings made by us, as third-party servicer, are typically reimbursed by the issuer within 30 days after funding. At December 31, 2018, our commitment to fund additional borrowings by customers, which was available to be drawn by borrowers, was $1.0 billion. There is no termination date for these drawings so long as the loan remains performing. The obligation to fund these additional borrowings could have a significant impact on our liquidity.
Corporate Debt
2018 Credit Agreement
On February 9, 2018, in connection with the WIMC Effective Date of the WIMC Prepackaged Plan, we entered into the 2018 Credit Agreement, which amended and restated our 2013 Credit Agreement. The 2013 Revolver and LOCs issued thereunder were terminated upon the effectiveness of the 2018 Credit Agreement. Our obligations under this agreement continue to be guaranteed by substantially all of our subsidiaries and secured by substantially all of our assets subject to certain exceptions, the most significant of which are the assets of the consolidated Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on our consolidated balance sheets.

The 2018 Credit Agreement provides for the 2018 Term Loan maturing on June 30, 2022 in an original principal amount of approximately $1.2 billion. The 2018 Term Loan bears interest at a rate per annum equal to, at our option, (i) LIBOR plus 6.00% (with a LIBOR floor of 1.00%) or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, the last day of the interest period applicable to the borrowing of which such loan is a part). We made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $157.6 million during the period from February 10, 2018 through December 31, 2018 and $110.6 million during the period from January 1, 2018 through February 9, 2018. The outstanding principal balance on the 2018 Term Loan was $961.4 million at December 31, 2018. We are required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Repayment Date	Principal Amount
March 2019 (1)	$10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter until maturity	15,000
__________

(1)	As a result of the DHCP Chapter 11 Cases discussed further above, the Company did not make the quarterly principal payment for March 2019.
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

The 2018 Credit Agreement contains financial covenants requiring compliance with certain asset coverage ratios and, commencing in 2020 as described below, an interest expense coverage ratio and a first lien net leverage ratio. At December 31, 2018, we were required to meet two asset coverage ratios: Asset Coverage Ratio A and Asset Coverage Ratio B. These ratios were calculated in accordance with the terms of the 2018 Credit Agreement, as amended, and are detailed below. Capitalized terms are defined in the 2018 Credit Agreement.

Asset Coverage Ratio A Calculation (dollars in thousands):
		Successor
		December 31, 2018
a	the Balance Sheet Value of “Cash and cash equivalents”;	$187,726
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	607,221
c	the Balance Sheet Value of “Servicer and protective advances, net” minus the Balance Sheet Value of “Servicing advance liabilities”;	222,206
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
		358,896
e	the Balance Sheet Value of total assets less total liabilities of the Residual Trusts;	—
f	the Balance Sheet Value of “Premises and equipment, net”;	66,260
g	the Balance Sheet Value of “Receivables, net” minus the Balance Sheet Value of “Receivables, net” related to the Non-Residual Trusts; and	114,871
h	the sum of (i) the Balance Sheet Value of “Other assets, net” minus (ii) the sum of (y) the Balance Sheet Value of “Other assets” related to the Residual Trusts and Non-Residual Trusts and (z) the Balance Sheet Value of REO assets, which are in reverse GNMA securitization pools and any GNMA Buyout REOs included in “Net Assets A” pursuant to clause (d) above;	98,493
	Net Assets A	$1,655,673
	First Lien Indebtedness (2018 Term Loan Balance)	$961,356

	Asset Coverage Ratio A	1.72	x

	Minimum Requirement	1.45x

Asset Coverage Ratio B Calculation (dollars in thousands):
		Successor
		December 31, 2018
a	the lesser of (i) the Balance Sheet Value of “Cash and cash equivalents” or (ii) $250,000	$187,726
b	the Balance Sheet Value of “Servicing rights, net” minus the Balance Sheet Value of “Servicing rights related liabilities”;	607,221
c	(if positive) (i) the then-applicable Servicer and Protective Advance Percentage multiplied by the Balance Sheet Value of “Servicer and protective advances, net” minus (ii) the Balance Sheet Value of “Servicing advance liabilities”;	200,181
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
		180,180
e	the sum of 75% of (i) the Balance Sheet Value of “total assets” minus (ii) the Balance Sheet Value of “total liabilities”, in each case, of the Residual Trusts;	—
f	50% of MSR Holdback Receivables; and	7,025
g	75% of Servicing Fee Receivables;	18,869
	Net Assets B	$1,201,202
	First Lien Indebtedness (2018 Term Loan Balance)	$961,356

	Asset Coverage Ratio B	1.25	x

	Minimum Requirement	1.00x
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
On February 8, 2019, the Debtors entered into the DHCP RSA with the Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the Term Loans outstanding under the 2018 Credit Agreement. Refer to the DHCP Chapter 11 Cases section above for further information.
Second Lien Notes
On February 9, 2018, pursuant to the terms of the WIMC Prepackaged Plan, we issued $250.0 million aggregate principal amount of Second Lien Notes to each holder of a Senior Notes claim on a pro rata basis. The Second Lien Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2018, at a rate of 9.00% per year, and mature December 31, 2024. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount (plus previously accrued PIK interest payable), at our election, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require us to exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of our assets and are guaranteed by substantially all of our subsidiaries. The Second Lien Notes and the guarantees thereof are subordinated to the prior payment in full of the 2018 Credit Agreement and certain other senior indebtedness (as defined and to the extent set forth in the Second Lien Notes Indenture).

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
Our Board of Directors elected not to make the approximately $9.0 million cash interest payment due and payable on December 17, 2018 with respect to the Second Lien Notes. We had sufficient liquidity on December 17, 2018 to make the interest payment. However, the Board of Directors elected not to make the interest payment as active discussions continue with certain of our creditors and other parties in interest regarding our previously announced evaluation of strategic alternatives. Under the Second Lien Notes Indenture, we had a 30-day grace period to make the interest payment before such non-payment triggered an event of default under the Second Lien Notes Indenture. Our failure to make the interest payment within 30 days after it was due and payable resulted in an event of default under the Second Lien Notes Indenture effective January 16, 2019. An event of default under the Second Lien Notes Indenture also constitutes an event of default under the 2018 Credit Agreement and certain of our warehouse facility agreements.
On January 16, 2019, the Parent Company and certain of its subsidiaries entered into forbearance agreements with (i) certain holders of greater than 75% of the aggregate principal amount of the outstanding Second Lien Notes, (ii) certain lenders of greater than 50% of the aggregate principal amount outstanding under the 2018 Credit Agreement and the administrative agent and collateral agent under the 2018 Credit Agreement and (iii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements. Pursuant to the forbearance agreements, the parties noted above agreed to temporarily forbear from the exercise of any rights or remedies they may have in respect of the aforementioned anticipated events of default or other defaults or events of default arising out of or in connection therewith.
On February 8, 2019, the Parent Company and certain of its subsidiaries entered into additional forbearance agreements with (i) certain lenders holding greater than 50% of the sum of (a) the loans outstanding, (b) letter of credit exposure and (c) unused commitments under the 2018 Credit Agreement at such time and the administrative agent and collateral agent under the 2018 Credit Agreement, (ii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements and (iii) the counterparty under a certain master securities forward transaction agreement.
Refer to the DHCP Chapter 11 Cases section above for further information.
Corporate Debt - Pre-Bankruptcy Emergence (WIMC)
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

During the period from January 1, 2018 through February 9, 2018, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, we made principal payments on the 2013 Term Loan totaling $73.1 million and in accordance with the 2018 Credit Agreement, upon the WIMC Effective Date, we made an additional principal payment totaling $37.5 million.
Senior Notes
In December 2013, we completed the sale of $575.0 million aggregate principal amount of Senior Notes, which paid interest semi-annually at an interest rate of 7.875% and were scheduled to mature on December 15, 2021. The outstanding principal balance on the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of Senior Notes as well as accrued interest on the Senior Notes of $19.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the WIMC Effective Date of the WIMC Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) Mandatorily Convertible Preferred Stock.
Convertible Notes
In October 2012, we closed on a registered underwritten public offering of $290 million aggregate principal amount of Convertible Notes. The Convertible Notes paid interest semi-annually on May 1 and November 1, commencing on May 1, 2013, at a rate of 4.50% per annum, and were scheduled to mature on November 1, 2019. The balance outstanding on the Convertible Notes was $242.5 million at December 31, 2017. At December 31, 2017, the outstanding balance of Convertible Notes as well as accrued interest on the Convertible Notes of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the WIMC Effective Date of the WIMC Prepackaged Plan, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants.
Mortgage-Backed Debt
We record on our consolidated balance sheets the assets and liabilities, including mortgage-backed debt, of the Non-Residual Trusts. The total unpaid principal balance of mortgage-backed debt was $139.1 million at December 31, 2018. At December 31, 2018, mortgage-backed debt was collateralized by $123.3 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. All of the mortgage-backed debt is non-recourse and not cross-collateralized and, therefore, must be satisfied exclusively with the proceeds from the residential loans and real estate owned held in each securitization trust and also from draws on the LOCs of certain Non-Residual Trusts.
Borrower remittances received on the residential loans Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. Under the mortgage-backed debt issued by the Non-Residual Trusts, we had certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. We fulfilled our obligation for our mandatory clean-up call obligations in the second and third quarters of 2017 by making payments of $28.4 million during the year ended December 31, 2017.
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

Contractual Obligations
The following table summarizes, by remaining maturity, our future cash obligations at December 31, 2018 (in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Indeterminate Maturity	Total
Corporate debt
Principal	$110,100	$120,000	$731,256	$299,836	$—	$1,261,192
Interest (1)	110,936	179,525	68,139	36,000	—	394,600
Total corporate debt	221,036	299,525	799,395	335,836	—	1,655,792
Warehouse borrowings (2)	1,316,326	—	—	—	—	1,316,326
Leases	13,425	21,403	20,422	12,693	—	67,943
HMBS related obligations (3)	—	—	—	—	6,987,306	6,987,306
Unfunded commitments associated with the Originations segment (4)	1,981,001	—	—	—	—	1,981,001
Unfunded commitments associated with the Reverse Mortgage segment (4)(5)	—	—	—	—	974,238	974,238
Uncertain tax positions	—	—	—	—	3,660	3,660
Total	$3,531,788	$320,928	$819,817	$348,529	$7,965,204	$12,986,266
__________

(1)
Amounts relate to future cash payments for interest expense on our 2018 Term Loan and Second Lien Notes and are calculated by multiplying outstanding principal balances by the respective interest rate and contractual maturities for each commitment at December 31, 2018.

(2)
Warehouse borrowings are repaid primarily with proceeds from sales or securitizations of mortgage loans or from claim proceeds received from HUD or liquidation proceeds from the sale of real estate owned. This amount excludes the non-recourse variable funding notes securing certain HECMs and real estate owned previously repurchased from GNMA securitization pools.

(3)
HMBS related obligations have no stated maturity. The maturity of HMBS related obligations is directly affected by the liquidation of the reverse loans or liquidation of real estate owned, including voluntary liquidation on behalf of the borrower, and events of default as stipulated in the reverse loan agreements with borrowers. Refer to the HMBS Issuer Obligations section above for HECM and real estate owned repurchase activity, which would exclude voluntary liquidations made on behalf of the borrower, during 2018 and 2017. There is no repurchase activity in instances where proceeds from voluntary liquidations are made on behalf of the borrower as such proceeds are used to settle the associated HMBS related obligation. Our repurchases of reverse loans and real estate owned are projected to be approximately $2.0 billion, $1.2 billion and $643.7 million during the years ending December 31, 2019, 2020 and 2021, respectively.

(4)	Refer to Note 29 to the Consolidated Financial Statements for further information regarding unfunded commitments.

(5)
Unfunded commitments presented under indeterminate maturity above represents the aggregate unfunded borrowing capacity of borrowers under our reverse loans at December 31, 2018. This amount includes $951.8 million in capacity that was available to be drawn by borrowers at December 31, 2018. There is no termination date for these drawings so long as the loan remains performing.

Our contractual obligations shown in the table above may change materially as a result of our anticipated emergence from the DHCP Chapter 11 Cases.
We exclude mortgage-backed debt, amounts due under the DAAT Facility and DPAT II Facility, and the amount due under the variable funding notes securing certain HECMs and real estate owned previously repurchased from GNMA securitization pools, from the contractual obligations disclosed in the table above as this debt is non-recourse to us. The mortgage-backed debt is not cross-collateralized and, therefore, must be satisfied exclusively from the proceeds of the residential loans and real estate owned held in the securitization trusts. Payments under the DAAT Facility and DPAT II Facility are required upon collection of the underlying advances that have been reimbursed under the agreement. Payments under the variable funding notes securing certain HECMs and real estate owned previously repurchased from GNMA securitization pools are required upon receipt of claim proceeds from HUD or liquidation proceeds from the sale of real estate owned.
Operating lease obligations include (i) a lease for our executive and principal administrative office as well as our originations operations located in Fort Washington, Pennsylvania; (ii) leases for our centralized servicing operations in Saint Paul, Minnesota; Tempe, Arizona; Rapid City, South Dakota; and Jacksonville, Florida; (iii) a lease related to our reverse mortgage operations located in Houston, Texas; (iv) a lease for our administrative office in Tampa, Florida; and (v) other regional servicing and originations operations.

Certain Capital Requirements and Guarantees
We, including our subsidiaries, are required to comply with requirements under federal and state laws and regulations, including requirements imposed in connection with certain licenses and approvals, as well as requirements of federal, state, GSE, Ginnie Mae and other business partner loan programs, some of which are financial covenants related to minimum levels of net worth and other financial requirements. If these mandatory imposed capital requirements are not met, our selling and servicing agreements could be terminated and lending and servicing licenses could be suspended or revoked. At December 31, 2018, our subsidiaries were in compliance with such financial covenants.
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
Dividends
We have no current plans to pay any cash dividends on our common stock. As a result of the DHCP Chapter 11 Cases, we are currently prohibited from paying dividends. Following the potential emergence from the DHCP Chapter 11 Cases, we do not anticipate paying any dividends as we expect to retain any future cash flows for debt reduction and to support operations. Refer to the Corporate Debt section above.
Sources and Uses of Cash
The following table sets forth selected consolidated cash flow information (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017 (1)	Variance
Cash flows provided by (used in) operating activities:
Net income (loss) adjusted for non-cash operating activities	$(215,869)	$(41,202)	$(361,899)	$104,828
Changes in assets and liabilities	197,265	27,236	253,693	(29,192)
Net cash provided by (used in) originations activities (2)	(359,673)	221,798	820,407	(958,282)
Cash flows provided by (used in) operating activities	(378,277)	207,832	712,201	(882,646)
Cash flows provided by investing activities	1,848,036	227,431	1,552,232	523,235
Cash flows used in financing activities	(1,465,088)	(585,594)	(2,294,699)	244,017
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	$4,671	$(150,331)	$(30,266)	$(115,394)
__________

(1)
On January 1, 2018, we adopted accounting guidance related to presentation of restricted cash and cash equivalents in the consolidated statements of cash flows. The prior year amounts in the table above have been reclassified to conform to current year presentation.

(2)	Represents purchases and originations of residential loans held for sale, net of proceeds from sales and payments.
Operating Activities
The primary sources and uses of cash for operating activities are purchases, originations and sales activity of residential loans held for sale, changes in assets and liabilities, or operating working capital, and net income (loss) adjusted for non-cash items. Cash provided by operating activities decreased $882.6 million to cash used in operating activities in 2018 as compared to 2017. The primary driver for the change in cash provided by operating activities was a decrease in cash provided by originations' activities resulting from a lower volume of loans sold in relation to loans originated in 2018 as compared to 2017.

Investing Activities
The primary sources and uses of cash for investing activities relate to purchases, originations and payment activity on reverse loans, payments received on mortgage loans held for investment, proceeds from the sale of real estate owned, business and servicing rights, and cash outflow from the deconsolidation of variable interest entities. Cash provided by investing activities increased $523.2 million in 2018 as compared to 2017. Cash provided by principal payments and proceeds received on reverse loans held for investment, net of purchases and originations, increased $479.1 million due primarily to higher payments received for loans conveyed to HUD related to increased buyouts of reverse loans from the Ginnie Mae securitization pools and a lower funded volume of reverse loans due to our exit from the reverse mortgage originations business. In addition, we received higher cash proceeds of $165.2 million from the sale of servicing rights in 2018 as compared to 2017. These increases were offset by cash proceeds of $131.1 million received from the sale of our insurance business in 2017.
Financing Activities
The primary sources and uses of cash for financing activities relate to securing cash for our originations, reverse mortgage and servicing businesses, as well as for our corporate investing activities. Cash used in financing activities decreased $244.0 million in 2018 as compared to 2017. Net cash provided by warehouse borrowings used to fund the origination and purchase of residential loans increased by $777.2 million due to additional borrowings required for mortgage loans as a result of a lower volume of loans sold in relation to loans originated and an increase in buyouts of reverse loans. This was offset by an increase in cash payments on HMBS related obligations, net of cash generated from the securitization of reverse loans, of $554.0 million resulting primarily from an increase in the repurchase of certain HECMs and real estate owned from securitization pools and a lower volume of reverse loan securitizations due to our exit from the reverse mortgage originations business. In addition, payments on corporate debt increased $81.3 million driven by payments made during 2018 on the 2013 Term Loan and the 2018 Term Loan.
Credit Risk
Consumer Credit Risk
In conjunction with our originations business, we provide representations and warranties on loan sales. Subsequent to the sale, if it is determined that a loan sold is in breach of these representations or warranties, we generally have an obligation to cure such breach. In general, if we are unable to cure such breach, the purchaser of the loan may require us to repurchase such loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case we repurchase the loan, we bear any subsequent credit loss on the loan. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We maintain a reserve for losses on our representations and warranties obligations. Refer to Notes 6 and 29 to the Consolidated Financial Statements and to the Liquidity and Capital Resources section for additional information regarding these transactions. At December 31, 2018, we held $3.8 million in repurchased loans.
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
The following tables present the activity related to foreclosed property (dollars in thousands):

	Successor
	For the Period From February 10, 2018 Through December 31, 2018
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of period	729	$106,416	2,223	$134,929	69	$1,187
Foreclosures and other additions, at fair value	761	98,091	316	12,988	91	1,148
Cost basis of financed sales	—	—	(262)	(13,412)	—	—
Cost basis of cash sales to third parties and other dispositions	(1,016)	(133,789)	(2,068)	(126,789)	(132)	(1,891)
Lower of cost or fair value adjustments	—	(3,383)	—	72	—	—
Balance at end of period	474	$67,335	209	$7,788	28	$444

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of period	726	$101,760	276	$13,721	55	$1,072
Adoption of ASC 610	—	—	1,968	123,074	—	—
Fresh start accounting adjustments	—	5,622	—	—	—	—
Foreclosures and other additions, at fair value	102	12,464	45	1,988	26	275
Cost basis of financed sales	—	—	(46)	(2,375)	—	—
Cost basis of cash sales to third parties and other dispositions	(99)	(12,800)	(20)	(1,469)	(12)	(160)
Lower of cost or fair value adjustments	—	(630)	—	(10)	—	—
Balance at end of period	729	$106,416	2,223	$134,929	69	$1,187

	Predecessor
	For the Year Ended December 31, 2017
	Reverse Mortgage		Servicing		Non-Residual Trusts(1)
	Units	Amount	Units	Amount	Units	Amount
Balance at beginning of year	726	$90,667	239	$12,859	41	$1,028
Foreclosures and other additions, at fair value	1,086	143,409	321	18,076	218	2,495
Cost basis of financed sales	—	—	(202)	(10,724)	—	—
Cost basis of cash sales to third parties and other dispositions	(1,086)	(127,170)	(82)	(6,535)	(204)	(2,438)
Lower of cost or fair value adjustments	—	(5,146)	—	45	—	(13)
Balance at end of year	726	$101,760	276	$13,721	55	$1,072
__________

(1)	Foreclosed property held by the Non-Residual Trusts is included in our Corporate and Other non-reportable segment.
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

	Moody's	S&P
Corporate / CCR	Ca	D
Senior Secured Debt	Ca	D
Second Lien Debt	n/a	D
Outlook (1)	—	—
Date of Last Action	February 2019	February 2019
__________

(1)	As a result of the DHCP Bankruptcy Petitions, both Moody's and S&P did not issue an outlook in their most recent releases.

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

	Moody's	S&P
Residential Subprime Servicer (1)	—	Above Average
Residential Second/Subordinated Lien Servicer	SQ3	Above Average
Manufactured Housing Servicer	SQ3	Above Average
Residential Primary Servicer	SQ3	Above Average
Residential Reverse Mortgage Servicer	—	Strong (2)
Outlook	Not on review	Stable
Date of Last Action	February 2019	June 2018
__________

(1)	In April 2018, Moody's withdrew its assessment of the Company as a servicer of subprime residential mortgage loans as we are not currently active in RMBS subprime servicing.

(2)	S&P last affirmed its rating for RMS as a residential reverse mortgage servicer in November 2018 with a stable outlook.
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
We have exposure to representations and warranties obligations as a result of our loan sales activities. If it is determined that loans sold are in breach of these representations or warranties and we are unable to cure such breach, we generally have an obligation to repurchase the loan for the unpaid principal balance, accrued interest, and related advances, and in any event, we must indemnify the purchaser of the loans for certain losses and expenses incurred by such purchaser in connection with such breach. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such residential loans to us and breached similar or other representations and warranties. We record an estimate of the liability associated with our representations and warranties exposure on our consolidated balance sheets. Refer to Notes 6 and 29 to the Consolidated Financial Statements for the financial effect of these arrangements and to the Liquidity and Capital Resources section for additional information.
We have variable interests in other entities that we do not consolidate as we have determined we are not the primary beneficiary of such entities. Included in Note 5 to the Consolidated Financial Statements are descriptions of our variable interests in VIEs that we do not consolidate as we have determined that we are not the primary beneficiary of such VIEs.
Critical Accounting Estimates
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on our results of operations and cash flows. Our significant accounting policies are included in Note 3 to the Consolidated Financial Statements.
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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (dollars in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Assets
Reverse loans	$8,202,775	$9,789,444
Mortgage loans related to Non-Residual Trusts	117,410	301,435
Mortgage loans related to Residual Trusts and other loans held for investment (1)	1,044	—
Mortgage loans held for sale	61	68
Charged-off loans	48,440	45,800
Receivables related to Non-Residual Trusts	1,945	5,608
Servicing rights carried at fair value	548,579	714,774
Freestanding derivative instruments (IRLCs)	16,617	26,637
Assets at fair value using Level 3 inputs	$8,936,871	$10,883,766
As a percentage of total assets measured at fair value on a recurring basis	91.84%	94.85%

Liabilities
Freestanding derivative instruments (IRLCs)	$327	$269
Mortgage-backed debt related to Non-Residual Trusts	131,313	348,682
HMBS related obligations	7,264,821	9,175,128
Liabilities at fair value using Level 3 inputs	$7,396,461	$9,524,079
As a percentage of total liabilities measured at fair value on a recurring basis	99.82%	99.99%
__________

(1)
In connection with the adoption of fresh start accounting effective February 10, 2018, we elected to change our method of accounting for mortgage loans related to Residual Trusts and other loans held for investment as well as mortgage-backed debt related to Residual Trusts from amortized cost to fair value.

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
Non-Residual Trusts and Residual Trusts
We utilize and give priority to observable market inputs, such as interest rates and market spreads, in our valuation of the assets and liabilities of the Non-Residual Trusts and Residual Trusts. However, we also utilize internal inputs, such as prepayment speeds, default rates, loss severity and discount rates, and also consider the value of underlying collateral. These internal inputs require the use of our judgment and can have a significant impact on the determination of fair value. During 2018, our counterparty under the Clean-up Call Agreement for the Non-Residual Trusts fulfilled its obligation for the mandatory clean-up call on four of the remaining trusts and we sold our residual interests in the four remaining Residual Trusts. These transactions resulted in the subsequent deconsolidation of these trusts.
Refer to the Liquidity and Capital Resources section for additional information.
Charged-off Loans
We primarily utilize internal inputs, such as collection rates and discount rates, in the valuation of charged-off loans and also consider borrower specific factors such as FICO scores and bankruptcy status as well as underlying collateral. In addition, we take into account current and expected future economic conditions. Charged-off loans remained relatively consistent at December 31, 2018 as compared to December 31, 2017.
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
Asset Impairment Reviews
Goodwill
Goodwill is not amortized but rather is evaluated for impairment at least annually or more frequently if an event occurs that indicates goodwill may be impaired. We test for goodwill impairment at the reporting unit level, which is an operating segment or one level below an operating segment. The evaluation begins with a qualitative assessment to determine whether a quantitative impairment test is necessary. If, after assessing qualitative factors, we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the quantitative goodwill impairment test is necessary.
The quantitative goodwill impairment test used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. Fair value represents the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on an income approach. If the fair value exceeds carrying value, then no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The determination of the fair value of a reporting unit requires us to make significant estimates and assumptions, including cash flows, growth rates and selecting appropriate discount rates. During the first quarter of 2018, we determined our Originations reporting unit was impaired and recorded an impairment charge of $9 million, which represents the entire amount of goodwill of the reporting unit.
Indefinite-Lived Intangibles
Similar to goodwill, indefinite-lived intangibles, consisting of trade names, is not amortized and is tested for impairment at least annually or more frequently if an event occurs that indicates the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in expected future results; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the trade names.

We conducted interim quantitative and qualitative impairment assessments of the trade names throughout 2018. The fair value of the trade names is estimated using the relief-from-royalty method, which estimates the fair value of the trade name by determining the present value of estimated royalty payments that are avoided as a result of owning the trade name. This method includes judgmental assumptions about projected revenue growth and trends under different scenarios, an appropriate royalty rate, and a discount rate. As further described in Note 14 to the Consolidated Financial Statements, these assessments resulted in the Company recognizing intangible impairment charges during 2018.
Changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management's judgments, assumptions and estimates made in assessing the fair value of the trade names, could result in further impairment charges in the future. The Company will continue to monitor all significant estimates and impairment indicators, and will perform interim impairment reviews as necessary.
Other Long-Lived Assets
Long-lived assets, other than goodwill and indefinite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating such assets for impairment, the carrying value of the asset group is compared to its estimated undiscounted cash flows. An impairment is indicated if the estimated future undiscounted cash flows are less than the carrying value of the asset group. We qualitatively and quantitatively evaluated the Originations and Servicing reporting units' other long-lived assets for impairment quarterly throughout 2018. Based on the tests performed, no impairment was recognized. Impairment of such assets could occur in the future if expected future cash flows decline.
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
We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes in 2018 and 2017 have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence.
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

Fresh Start Accounting
In connection with our emergence from the WIMC Chapter 11 Case, we met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The reorganization value represents the fair value of the Successor's assets before considering liabilities and approximates the amount a willing buyer would have paid for our assets immediately after restructuring. The reorganization value was allocated to the respective fair value of assets. The excess reorganization value over the fair value of identified tangible and intangible assets was recorded as goodwill. Liabilities, other than deferred taxes, were stated at present values of amounts expected to be paid.
Fair values of assets and liabilities represent our best estimates based on independent appraisals and valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our common stock may differ materially from the fresh start equity valuation.
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

2018 Plan	2018 Equity Incentive Plan established by the Company on March 23, 2018

2018 Term Loan	Approximately $1.16 billion senior secured first lien term loan borrowed on February 9, 2018 pursuant to the 2018 Credit Agreement

Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation and amortization, a non-GAAP financial measure; refer to Non-GAAP Financial Measures section under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a complete description of this metric

APR	Annual percentage rate
Articles of Amendment and

Restatement	Amended and Restated Articles of Incorporation dated February 9, 2018, filed with the SEC as Exhibit 3.1 to Amendment No. 2 to the Registrant's Current Report on Form 8-K/A on February 13, 2018

Articles Supplementary	Exhibit A to the Company's Articles of Amendment and Restatement, which contains the terms, rights and preferences of the Company's outstanding Mandatorily Convertible Preferred Stock

ASC 610
In February 2017, the FASB issued an accounting standards update that amends the guidance on derecognition of nonfinancial assets. The adoption of this guidance resulted in changes to the statement of financial position, including residential loans at amortized cost, net, other assets, accumulated deficit and accrued liabilities, under the modified retrospective adoption method. Refer to Note 1 for additional information.

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

Bankruptcy Court
The United States Bankruptcy Court for the Southern District of New York having jurisdiction over the WIMC Chapter 11 Case and the DHCP Chapter 11 Cases, and, to the extent of the withdrawal of any reference under 28 U.S.C. § 157, pursuant to 28 U.S.C. § 151, the United States District Court for the Southern District of New York

Borrowers	Borrowers under residential mortgage loans and installment obligors under residential retail installment agreements

Bps	Basis points

Bulk MSR	Bulk MSR as defined under the 2013 Credit Agreement

CCR	Corporate credit rating

CFPB	Consumer Financial Protection Bureau

Chapter 7	Chapter 7 of Title 11 of the Bankruptcy Code, which permits liquidation under the bankruptcy laws of the U.S.

Chapter 11	Chapter 11 of Title 11 of the Bankruptcy Code, which permits reorganization under the bankruptcy laws of the U.S.

Charged-off loans	Defaulted consumer and residential loans acquired by the Company at substantial discounts to face value acquired during 2014, which are also referred to as post charge-off deficiency balances

Clean-up Call Agreement	Clean-up Call Agreement, dated as of October 10, 2017, by and among the Company and Capital One, National Association

Coal Acquisition	Warrior Met Coal, LLC (f/k/a Coal Acquisition LLC)

Code	Internal Revenue Code of 1986, as amended

CODI	Cancellation of Debt Income

Common Stock Directors	Three Class III directors elected by the holders of common stock

Computershare	Computershare Trust Company, N.A., as rights agent to the Rights Agreement

Consenting Term Lenders	Lenders under the 2018 Term Loan that executed the DHCP RSA, together with their respective successors and permitted assigns that become party thereto

Consolidated Financial Statements
The consolidated financial statements of Ditech Holding Corporation (Successor), formerly Walter Investment Management Corp. (Predecessor) and its subsidiaries and the notes thereto included in Item 8. Financial Statements and Supplementary Data of this Form 10-K

Convertible Notes	4.50% convertible senior subordinated notes due 2019 sold in a registered underwritten public offering on October 23, 2012

Convertible Noteholders	Holders of the Convertible Notes

COSO	Committee of Sponsoring Organizations of the Treadway Commission

DAAT Facility	Ditech Agency Advance Trust financing facility

Debtors
Ditech Holding Corporation and certain of its direct and indirect subsidiaries, including DF Insurance Agency LLC, Ditech Financial LLC, Green Tree Credit LLC, Green Tree Credit Solutions LLC, Green Tree Insurance Agency of Nevada, Inc., Green Tree Investment Holdings III LLC, Green Tree Servicing Corp., Marix Servicing LLC, Mortgage Asset Systems, LLC, REO Management Solutions, LLC, Reverse Mortgage Solutions, Inc., Walter Management Holding Company LLC and Walter Reverse Acquisition LLC

Demand Registration
Under the Registration Rights Agreement, holders beneficially holding 10% or more of the common stock have the right to demand that the Company effect the registration of any or all of the registrable securities

DHCP Bankruptcy Petitions	Voluntary petitions filed on February 11, 2019 by the Debtors under Chapter 11 of the Bankruptcy Code

DHCP Chapter 11 Cases	The Debtors' cases under Chapter 11 of the Bankruptcy Code

DHCP Commitment Letter
Letter dated February 8, 2019 between Barclays Bank PLC and Nomura Corporate Funding Americas, LLC and Ditech Holding Corporation, Ditech Financial LLC and Reverse Mortgage Solutions, Inc. as it relates to the DHCP DIP Warehouse Facilities

DHCP DIP Warehouse Facilities
Debtor-in-Possession warehouse facilities governed by agreements with Barclays Bank PLC, Nomura Corporate Funding Americas, LLC, Barclays Capital Inc. and Nomura Securities International, Inc. to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities during the DHCP Chapter 11 Cases

DHCP Effective Date	The Debtors' anticipated date of emergence from the DHCP Reorganization Transaction

DHCP Petition Date	February 11, 2019, the date that the Debtors filed the DHCP Bankruptcy Petitions with the Bankruptcy Court

DHCP Plan	The Debtors' prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code

DHCP Reorganization Transaction
Means, collectively, (i) the issuance of the New Common Stock; (ii) the entry into new term loans; (iii) the entry into an exit working capital facility; (iv) the execution of any new organizational documents; (v) the vesting of the Company’s assets in New Ditech pursuant to the DHCP Plan; (vi) the consummation of any transactions with respect to the foregoing, as determined by the Requisite Term Lenders in their reasonable discretion in accordance with the DHCP RSA; and (vii) if applicable and only if the terms there of are acceptable to the Requisite Term Lenders, a master servicing transaction

DHCP Restructuring
All acts, events, and transactions contemplated by, required for, and taken to implement the Debtors' restructuring including all definitive documents that are contemplated by the term sheet to the DHCP RSA, a plan supplement comprising all applicable documents as discussed in the DHCP RSA, the DHCP RSA, and an elected transaction as discussed in the DHCP RSA, each in the singular and collectively, as applicable

DHCP RSA	Restructuring Support Agreement, dated as of February 8, 2019, by and among Ditech Holding Corporation and its direct and indirect subsidiaries and the lenders party thereto

DIP Maturity Date
The earliest of (a) the effective date of a plan of reorganization in the Chapter 11 Cases, (b) the consummation of a sale under section 363 of the Bankruptcy Code of all or substantially all of the assets of the Debtors, and (c) 180 days after the filing of the Chapter 11 Cases

Distribution taxes
Taxes imposed on Walter Energy or a Walter Energy shareholder as a result of the potential determination that the Company's spin-off from Walter Energy was not tax-free pursuant to Section 355 of the Code

Ditech Financial	Ditech Financial LLC, an indirect wholly-owned subsidiary of the Company

Ditech Holding	Ditech Holding Corporation (Successor) and/or Walter Investment Management Corp. (Predecessor) and its consolidated subsidiaries

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOJ	United States Department of Justice

DPAT Facility	Ditech Private Label Securities Advance Trust financing facility

DPAT II Facility	Ditech Private Label Securities Advance Trust II financing facility
Early Advance Reimbursement

Agreement	$100 million financing facility with Fannie Mae, terminated in April 2018

EBITDA	Earnings before interest, taxes, depreciation, and amortization

ECOA	Equal Credit Opportunity Act

EFTA	Electronic Fund Transfer Act

Election Date	Unless extended by the Company, within five (5) business days following the earlier of (i) the conclusion of the marketing and sale process and (ii) 95 days after February 11, 2019

Electing Term Lenders	Holders of at least 66 2/3% in aggregate principal amount outstanding of the 2018 Term Loan

Exchange Act	Securities Exchange Act of 1934, as amended

Fannie Mae	Federal National Mortgage Association

FASB	Financial Accounting Standards Board

FCRA	Fair Credit Reporting Act

FDCPA	Fair Debt Collection Practices Act

FHA	Federal Housing Administration

FHFA	Federal Housing Finance Agency

FICO	Fair Isaac Corporation (borrower credit score)

Forward sales commitments	Forward sales of agency to-be-announced securities and agency whole loans, freestanding derivative financial instruments

Freddie Mac	Federal Home Loan Mortgage Corporation

FTC	Federal Trade Commission

GAAP	Accounting Principles Generally Accepted in the U.S.

Ginnie Mae	Government National Mortgage Association

Ginnie Mae II MBS	Modified pass-through mortgage-backed securities for which holders receive an aggregate principal and interest payment from a central paying agent

Ginnie Mae Guaranty Agreement	Ginnie Mae Guaranty Agreement together with related documents

Ginnie MBS Guide	Ginnie Mae Mortgage Backed-Securities Guide including the annexes thereto

GMBS	Ginnie Mae mortgage-backed securities

Green Tree Servicing
Green Tree Servicing LLC; former name of Ditech Financial. Ditech Mortgage Corp and DT Holdings LLC were merged with and into Green Tree Servicing LLC, with Green Tree Servicing LLC continuing as the surviving entity, which was renamed Ditech Financial LLC

GSE	Government-sponsored entity

GTAAFT Facility	Green Tree Agency Advance Funding Trust financing facility

HAMP	Home Affordable Modification Program, which had an application deadline of December 31, 2016

HARP	Home Affordable Refinance Program, which expired December 31, 2018

HECM	Home Equity Conversion Mortgage

HECM IDL	Home Equity Conversion Mortgage Initial Disbursement Limit

HMBS	Home Equity Conversion Mortgage-Backed Securities

HMDA	Home Mortgage Disclosure Act

HOA	Homeowner's Association

HOEPA	Home Ownership and Equity Protection Act of 1994

HUD	U.S. Department of Housing and Urban Development

IRLC	Interest rate lock commitment, a freestanding derivative financial instrument

IRS	Internal Revenue Service

KEIP	Key Employee Incentive Program
"Know Before You Owe"

mortgage disclosure rule	Mortgage disclosure rule amending Regulation X of RESPA and Regulation Z of TILA to integrate certain mortgage loan disclosure forms and requirements, which became effective October 3, 2015

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
Mandatorily Convertible

Preferred Stock
Mandatorily convertible preferred stock issued by the Company on the WIMC Effective Date that is convertible into shares of Successor common stock at a conversion multiple of 114.9750 upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the WIMC Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment, is $8.6975. The shares of mandatorily convertible preferred stock are also convertible at the option of the holder thereof or upon the affirmative vote of at least 66 2/3% of the mandatorily convertible preferred stock then outstanding

MBA	Mortgage Bankers Association

MBS	Mortgage-backed securities

MBS purchase commitments	Commitments to purchase mortgage-backed securities, a freestanding derivative financial instrument

MGCL	Maryland General Corporation Law

Moody's	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC

Mortgage loans	Traditional mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

MSP	A mortgage and consumer loan servicing platform licensed from Black Knight Financial Services, LLC

MSR	Mortgage servicing rights

N/A	Not applicable

Net realizable value	Fair value less cost to sell

New Common Stock	On the DHCP Effective Date, New Ditech will issue new common stock which will be in a form and manner acceptable to the Requisite Term Lenders

New Ditech
Means, on or after the DHCP Effective Date, the Parent Company and each of the other Debtors, as reorganized, pursuant to and under the DHCP Plan or any successor thereto, and/or one or more acquiring entities, in each case, after giving effect to the DHCP Reorganization Transaction, whether structured as a debt-for-equity exchange or credit bid and asset sale transaction

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

NRM Subservicing Agreement	Subservicing Agreement, dated as of August 8, 2016, and as subsequently amended, by and between New Residential Mortgage LLC and Ditech Financial LLC

NYSE	New York Stock Exchange

OTC Pink marketplace	An American financial marketplace maintained by the OTC Markets Group, Inc. for over-the-counter securities

OTS	Office of Thrift Supervision

Parent Company	Ditech Holding Corporation (formerly Walter Investment Management Corp.)

Predecessor	The Company and its activities and results operations prior to the Company's emergence from the WIMC Chapter 11 Case

PIK	Payment-in-kind

Preferred Stock Directors	Six Class I and Class II directors elected by the holders of preferred stock

PSU	Performance Stock Unit

PTFA	Protecting Tenants at Foreclosure Act

Registration Rights Agreement
Registration Rights Agreement entered into with certain parties that received shares of the Company’s common stock, warrants and Mandatorily Convertible Preferred Stock on the WIMC Effective Date as provided in the WIMC Prepackaged Plan and which provides holders with registration rights for the holders’ registrable securities.

REO	Real estate owned

Requisite Term Lenders	As of the date of determination, consenting term lenders holding at least a majority in aggregate principal amount outstanding of the term loans held as of such date

Residential loans
Residential mortgage loans, including traditional mortgage loans, reverse mortgage loans and residential retail installment agreements, which include manufactured housing loans as well as consumer loans

Residual Trusts	Securitization trusts that the Company consolidates and in which it holds a residual interest

RESPA	Real Estate Settlement Procedures Act

Reverse loans	Reverse mortgage loans, including HECMs

Rights Agreement	The Amended and Restated Section 382 Rights Agreement, dated as of November 11, 2016, as amended November 9, 2017 and February 9, 2018

RMBS	Residential mortgage-backed security

RMS	Reverse Mortgage Solutions, Inc., an indirect wholly-owned subsidiary of the Company

RSU	Restricted stock units

SAFE Act	The Secure and Fair Enforcement for Mortgage Licensing Act enacted on July 30, 2008, which mandates a nationwide licensing and registration system for residential mortgage loan originators

SEC	U.S. Securities and Exchange Commission

Second Lien Notes	$250 million aggregate principal amount of 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 issued on February 9, 2018

Second Lien Notes Indenture	Indenture for the 9.00% Second Lien Senior Subordinated PIK Toggle Notes due 2024 dated as of February 9, 2018 among the Company, the guarantors and Wilmington Savings Fund Society, FSB, as trustee

Section 382	Section 382 of the Internal Revenue Code

Securities Act	Securities Act of 1933, as amended

Senior Notes	$575 million aggregate principal amount of 7.875% senior notes due 2021 issued on December 17, 2013

Senior Noteholders	Holders of the Senior Notes

Series A Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $20.63 per share, expiring February 9, 2028

Series B Warrants	Warrants to purchase the Company’s common stock, exercisable on a cash or cashless basis at an exercise price of $28.25 per share, expiring February 9, 2028
Servicer and Protective Advance

Financing Facilities	The Company's interests in financing entities that acquire servicer and protective advances from certain wholly-owned subsidiaries

Side Letter Agreement	Side Letter Agreement dated as of January 17, 2018 between Ditech Financial and NRM

Strategic Review	A process to evaluate strategic alternatives commenced by the Company's Board of Directors during the second quarter of 2018

Successor	The Company and its activities and results operations subsequent to the Company's emergence from the WIMC Chapter 11 Case

S&P	Standard and Poor's Ratings Services, a nationally recognized statistical rating organization designated by the SEC

Tails	Participations in previously securitized HECMs created by additions to principal for borrower draws on lines of credit, interest, servicing fees, and mortgage insurance premiums

TBAs	To-be-announced securities

Tax Act	Tax Cuts and Jobs Act, signed into law in December 2017

TCPA	Telephone Consumer Protection Act

Term Lenders	Lenders of the 2018 Term Loan

Term Loan Claims	Claims on account of the 2018 Term Loan

Term Loan RSA	Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the lenders party thereto

TILA	Truth in Lending Act

TRID	TILA/RESPA Integrated Disclosure rule

UPB	Unpaid principal balance

U.S.	United States of America

U.S. Treasury	U.S. Department of the Treasury

USDA	United States Department of Agriculture

VA	United States Department of Veterans Affairs

VIE	Variable interest entity

Walter Energy	Walter Energy, Inc.
Walter Energy Asset Purchase

Agreement	Stalking horse asset purchase agreement entered into by Walter Energy, together with certain of its subsidiaries, and Coal Acquisition on November 5, 2015 and amended and restated on March 31, 2016

Walter Investment Management

Corp.	Former name of Ditech Holding Corporation, also referred to as WIMC

Warehouse borrowings	Borrowings under master repurchase agreements

WIMC Bankruptcy Petition	Voluntary petition filed on November 30, 2017 by Walter Investment Management Corp. under Chapter 11 of the Bankruptcy Code

WIMC Chapter 11 Case	The case under Chapter 11 of the Bankruptcy Code from which Walter Investment Management Corp. emerged on February 9, 2018

WIMC DIP Warehouse Facilities
Debtor-in-Possession warehouse facilities governed by agreements with Credit Suisse First Boston Mortgage Capital LLC, as sole structuring agent, lead arranger, co-lender and administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, as co-lender to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities during the WIMC Chapter 11 Case

WIMC Ditech Financial Exit
Master Repurchase

Agreement	The Ditech Financial warehouse facility that, together with the DAAT Facility, DPAT II Facility and the WIMC RMS Exit Master Repurchase Agreement, comprises the WIMC Exit Warehouse Facilities

WIMC Effective Date	February 9, 2018, the date of Walter Investment Management Corp.'s emergence from the WIMC Chapter 11 Case

WIMC Exit Warehouse Facilities
Warehouse facilities governed by agreements with Credit Suisse First Boston Mortgage Capital LLC, as sole structuring agent, lead arranger, co-lender and administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch and Barclays Bank PLC, as co-lender to replace and refinance certain of the master repurchase agreements governing certain warehouse borrowings and certain other financing facilities for one year following the WIMC Effective Date

WIMC Petition Date	November 30, 2017, the date that the Company filed the WIMC Bankruptcy Petition with the Bankruptcy Court

WIMC Prepackaged Plan	Prepackaged plan of reorganization of Walter Investment Management Corp. (Predecessor) under Chapter 11 of the Bankruptcy Code

WIMC Reorganization	The reorganization of Walter Investment Management Corp. under Chapter 11 of the Bankruptcy Code, effective February 9, 2018
WIMC RMS Exit Master

Repurchase Agreement	The RMS warehouse facility that, together with the DAAT Facility, DPAT II Facility and the WIMC Ditech Financial Exit Master Repurchase Agreement, comprises the WIMC Exit Warehouse Facilities
WIMC Securities Master

Repurchase Agreement	Master repurchase agreement issued on November 30, 2017 under the WIMC DIP Warehouse Facilities used to fund advances

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
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or fair value due to changes in interest rates. Our principal market exposure associated with interest rate risk relates to changes in long-term U.S. Treasury and mortgage interest rates, LIBOR and other benchmark rates.
We provide sensitivity analyses regarding changes in interest rates in the Servicing, Originations and Reverse Mortgage Segments and Other Financial Instruments sections below. However, there are certain limitations inherent in any sensitivity analysis, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
Servicing, Originations and Reverse Mortgage Segments
Sensitivity Analysis
The following table summarizes the estimated change in the fair value of certain assets and liabilities given hypothetical instantaneous parallel shifts in the interest rate yield curve (in thousands):

	Successor
	December 31, 2018
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(78,991)	$(33,677)	$29,362	$53,011
Net change in fair value - Servicing segment	$(78,991)	$(33,677)	$29,362	$53,011

Originations segment
Residential loans held for sale	$9,135	$4,968	$(6,362)	$(13,470)
Freestanding derivatives (1)	(12,180)	(6,433)	7,127	15,213
Net change in fair value - Originations segment	$(3,045)	$(1,465)	$765	$1,743

Reverse Mortgage segment
Reverse loans	$86,958	$40,494	$(48,560)	$(94,262)
HMBS related obligations	(77,765)	(36,240)	46,157	87,135
Net change in fair value - Reverse Mortgage segment	$9,193	$4,254	$(2,403)	$(7,127)

	Predecessor
	December 31, 2017
	Down 50 bps	Down 25 bps	Up 25 bps	Up 50 bps
Servicing segment
Servicing rights carried at fair value	$(148,094)	$(60,902)	$46,154	$83,445
Net change in fair value - Servicing segment	$(148,094)	$(60,902)	$46,154	$83,445

Originations segment
Residential loans held for sale	$7,273	$4,038	$(5,224)	$(11,275)
Freestanding derivatives (1)	(9,907)	(5,406)	5,308	11,236
Net change in fair value - Originations segment	$(2,634)	$(1,368)	$84	$(39)

Reverse Mortgage segment
Reverse loans	$103,753	$49,454	$(56,922)	$(109,026)
HMBS related obligations	(90,590)	(42,211)	52,801	99,451
Net change in fair value - Reverse Mortgage segment	$13,163	$7,243	$(4,121)	$(9,575)
__________

(1)	Consists of IRLCs, forward sales commitments and MBS purchase commitments.
We used December 31, 2018 and 2017 market rates on our instruments to perform the sensitivity analysis. These sensitivities measure the potential impact on fair value, are hypothetical, and presented for illustrative purposes only. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include complex market reactions that normally would arise from the market shifts modeled. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.
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
Although the level of interest rates is a key driver of prepayment activity, there are other factors that influence prepayments, including home prices, underwriting standards, availability of government-sponsored refinance programs and other product characteristics. Since our Originations segment’s results of operations are positively impacted when interest rates decline, our Originations segment’s results of operations may partially offset the change in fair value of servicing rights over time. The interaction between the results of operations of these activities is a core component of our overall interest rate risk assessment. We take into account the estimated benefit of originations on our Originations segment’s results of operations to determine the impact on net economic value from a decline in interest rates, and we continuously assess our ability to replenish lost value of servicing rights and cash flow due to increased prepayments. We do not currently use derivative instruments to hedge the interest rate risk inherent in the value of servicing rights, but we may choose to use such instruments in the future. The amount and composition of derivatives used to hedge the value of servicing rights, if any, will depend on the exposure to loss of value on the servicing rights, the expected cost of the derivatives, expected liquidity needs, and the expected increase to earnings generated by the origination of new loans resulting from the decline in interest rates. The sensitivity of servicing rights carried at fair value to interest rate changes decreased at December 31, 2018 as compared to December 31, 2017 due primarily to a decrease in the size of the portfolio and, to a lesser extent, the higher interest rate environment.

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
Other Financial Instruments
The following summarizes the estimated changes in annual interest expense at December 31, 2018 and 2017 given a hypothetical and instant parallel shift in the yield curve of 25 and 50 basis points. Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets.
Servicing Advance Liabilities
Borrowings on our servicing advance agreements were based on the lender's applicable index at December 31, 2018. Based on an increase of 25 and 50 basis points in the lender's applicable index at December 31, 2018 and the advance balances outstanding at such time, our annual interest expense for servicing advance liabilities would have increased by $0.6 million and $1.1 million, respectively.
Our servicing advance agreements were LIBOR-based borrowings at December 31, 2017. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2017 and the advance balances outstanding at such time, our annual interest expense for servicing advance liabilities would have increased by $1.2 million and $2.4 million, respectively.
Warehouse Borrowings
Borrowings on our master repurchase agreements were based on the lender's applicable index and LIBOR at December 31, 2018. Based on an increase of 25 and 50 basis points in the lender's applicable index and LIBOR at December 31, 2018 and the borrowings outstanding at such time, our annual interest expense for warehouse borrowings would have increased by $3.3 million and $6.6 million, respectively.
Our master repurchase agreements were LIBOR-based at December 31, 2017. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2017 and the borrowings outstanding at such time, our annual interest expense for warehouse borrowings would have increased by $2.7 million and $5.4 million, respectively.
Corporate Debt
Our 2018 Term Loan was LIBOR-based with a 1.0% floor in place December 31, 2018. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2018 and the balance outstanding at such time, our annual interest expense for corporate debt would have increased by $2.4 million and $4.8 million, respectively.
Our 2013 Term Loan was LIBOR-based with a 1.0% floor in place at December 31, 2017. Based on an increase of 25 and 50 basis points in LIBOR at December 31, 2017 and the balance outstanding at such time, our annual interest expense for corporate debt would have increased by $3.1 million and $6.1 million, respectively.

Mortgage Loans and Related Mortgage-backed Debt
We exclude mortgage loans and mortgage-backed debt of the Non-Residual Trusts from the analysis of rate-sensitive assets and liabilities. These assets and liabilities generally do not represent significant interest rate risk to us as it relates to potential losses in future earnings or fair value. Approximately half of the assets of the Non-Residual Trusts are fixed rate, whereas the mortgage-backed debt is entirely variable rate. Nonetheless, the impact of changes in interest rates are mostly offset. However, we were obligated to exercise mandatory clean-up call obligations related to the Non-Residual Trusts.
We fulfilled our obligation for the mandatory clean-up call obligations for two of the trusts in the second and third quarters of 2017 by making payments of $28.4 million. Upon exercise of the clean-up calls, we were exposed to interest rate risk with regard to the purchased loans. On October 10, 2017, we entered into a Clean-up Call Agreement with a counterparty. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and related notes, together with the Report of Independent Registered Certified Public Accounting Firm thereon, are included in Part IV, Item 15. Exhibits and Financial Statement Schedules and begin on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of the Company's disclosure controls and procedures were not effective because of the material weakness in its internal control over financial reporting described below.
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
Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2018. In making this assessment, management used the 2013 criteria set forth by COSO in the Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that a previously identified material weakness in its internal control over financial reporting at December 31, 2018 was not sufficiently remediated.

The Company had previously identified two material weaknesses in internal control over financial reporting that were described in Management's Report on Internal Control Over Financial Reporting, which was included in the Company's Form 10-K for the year ended December 31, 2017, together with various corrective actions that are being undertaken in order to remediate the material weaknesses. As of December 31, 2018, the Company has concluded that the material weakness related to the data extraction from the servicing system for MSR valuation has been remediated. The material weakness originally identified in 2016 relating to the operational processes within transaction level processing of Ditech Financial default servicing over foreclosure related advances has been remediated. Additionally, management designed and implemented controls over property preservation; however, the controls did not operate as intended and could not be tested, resulting in management concluding that the controls were not operating effectively as of December 31, 2018. Based on this, the material weakness relating to operational processes within the transaction level processing of Ditech Financial default servicing over property preservation has not been remediated. Therefore, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Other than with respect to the matters outlined above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018 covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management with the oversight of its Audit Committee, has taken the following actions in the design and operating effectiveness of its internal control over financial reporting in an effort to remediate the material weaknesses over Ditech Financial operational processes:
Ditech Financial operational processes over foreclosure related advances:

•	Management designed and implemented key controls to remediate the material weakness.

•	Management validated the key controls for design effectiveness via walkthrough procedures noting design effectiveness.

•	Tested key controls identified within the process flow narratives for the purpose of validating operating effectiveness noting operating effectiveness.

•	Based on testing of key controls, the material weakness has been remediated.
Ditech Financial operational processes over property preservation:

•	Management documented the process over property preservation identifying the key controls in the process that impact financial reporting.

•	Management designed and implemented key controls to remediate the material weakness.

•	Management could not test the controls as the controls did not operate as intended, concluding that the controls were not operating effectively as of December 31, 2018.

•	Based on the inability to test key controls, the material weakness has not been remediated.
MSR Valuation:

•	Management designed, documented, and implemented control procedures related to the review of the query logic utilized to extract data from the servicing system.

•	Management validated the data extraction for use in MSR fair valuation noting completeness and accuracy at December 31, 2018.

•	Management performed MSR portfolio valuation reconciliations noting completeness and accuracy.

•	Management performed loan level report testing noting completeness and accuracy.
Based on the aforementioned testing performed, the material weakness has been remediated.

Management will take the necessary measures to enhance the operating effectiveness of the controls designed and put in place relating to operational processes over the property preservation function within default servicing with an expected completion date of no later than December 31, 2019. Management believes the monitoring and testing of the remediation measures put in place will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified. If management is unsuccessful in fully implementing the new controls to address the material weaknesses and to strengthen the overall internal control environment, financial condition and results of operations may result in inaccurate and untimely reporting. Management will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that management deems appropriate given the circumstances.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be provided in accordance with instructions G(3) to Form 10-K.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Code of Conduct and Ethics is available on the Corporate Governance page of our website at www.ditechholding.com. If we ever were to amend or waive any provision of our Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such amendment or waiver by posting such information on our website set forth above rather than by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be provided in accordance with instructions G(3) to Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be provided in accordance with instructions G(3) to Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be provided in accordance with instructions G(3) to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be provided in accordance with instructions G(3) to Form 10-K.

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

2.2.2
Findings of Fact, Conclusions of Law and Order Confirming the Amended Prepackaged Chapter 11 Plan of Reorganization of Walter Investment Management Corp. and the Affiliate Co-Plan Proponents, dated January 18, 2018 (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2018).

2.3.1
Joint Chapter 11 Plan of Ditech Holding Corporation and its Affiliated Debtors, dated March 5, 2019 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 6, 2019).

2.3.2
Amended Joint Chapter 11 Plan of Ditech Holding Corporation and its Affiliated Debtors, dated March 27, 2019 (Incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K as filed with Securities and Exchange Commission on April 3, 2019).

3.1
Walter Investment Management Corp. Articles of Amendment and Restatement, including the Articles Supplementary for the Convertible Preferred Stock attached thereto as Exhibit A, effective February 9, 2018 (Incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Registrant's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on February 13, 2018).

3.2
Ditech Holding Corporation Bylaws effective February 9, 2018 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

4.1.1
Indenture, dated as of February 9, 2018, between Ditech Holding Corporation and Wilmington Savings Fund Society FSB, as trustee and collateral agent (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2018).

4.1.2
Forbearance Agreement to the Indenture, dated as of January 16, 2019, between Ditech Holding Corporation, as Issuer, and Wilmington Savings Fund Society FSB, as trustee (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 17, 2019).

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

Exhibit No.	Description
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

10.3.1†
Employment Letter Agreement between Walter Investment Management Corp. and Gary Tillett dated January 28, 2014 (Incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on February 27, 2014 and amended on August 14, 2014).

10.3.2†
Retirement Agreement between Walter Investment Management Corp. and Gary Tillett, dated December 6, 2017 (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.4.1†
Letter Agreement, dated as of June 8, 2016, by and between Walter Investment Management Corp. and George M. Awad (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2016).

10.4.2†
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

10.5.1†
Employment Agreement, by and between Walter Investment Management Corp. and Anthony Renzi, entered into as of August 8, 2016 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2016).

10.5.2†
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

10.5.3†
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

10.5.4†
Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Anthony N. Renzi, dated as of September 1, 2017 (Incorporated herein by reference to Exhibit 10.11.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.5.5†
Resignation Letter Agreement between Ditech Holding Corporation and Anthony N. Renzi, dated February 20, 2018 (Incorporated herein by reference to Exhibit 10.6.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.6.1†
Employment Letter Agreement between Walter Investment Management Corp. and Alfred W. Young, Jr., dated October 12, 2016 (Incorporated herein by reference to Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.6.2†
Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Alfred W. Young, Jr., dated as of August 18, 2017 (Incorporated herein by reference to Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

Exhibit No.	Description
10.7.1†
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

10.7.3†
Key Employee Retention Plan Letter Agreement by and between Walter Investment Management Corp. and Jeffrey Baker, dated as of August 18, 2017 (Incorporated herein by reference to Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.7.4†
Employment Letter Agreement between Ditech Holding Corporation and Jeffrey Baker, dated February 20, 2018 (Incorporated herein by reference to Exhibit 10.8.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.8.1†
Employment Letter Agreement between Walter Investment Management Corp. and Gerald A. Lombardo, dated November 30, 2017 (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.8.2
Restricted Cash Award Agreement between Ditech Holding Corporation and Jerry Lombardo, dated July 18, 2018 (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.9.1
Letter Agreement between Thomas F. Marano and Ditech Holding Corporation, dated April 18, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2018).

10.9.2
Performance Stock Unit Award Agreement between Ditech Holding Corporation and Thomas Marano, dated July 18, 2018 (Incorporated herein by reference to Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.10.1
Letter Agreement between Ritesh Chaturbedi and Ditech Holding Corporation, dated April 18, 2018 (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2018).

10.10.2
Performance Stock Unit Award Agreement between Ditech Holding Corporation and Ritesh Chaturbedi, dated July 18, 2018 (Incorporated herein by reference to Exhibit 10.2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.10.3
Termination Letter Agreement between Ritesh Chaturbedi and Ditech Holding Company, dated January 14, 2019 (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 17, 2019).

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

Exhibit No.	Description
10.13.1†
Ditech Holding Corporation 2018 Equity Incentive Plan, effective March 23, 2018 (Incorporated herein by reference to Exhibit 10.12.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.13.2†
Ditech Holding Corporation Amended and Restated 2018 Equity Incentive Plan, effective April 18, 2018. (Incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on April 19, 2018).

10.13.3
Form of 2018 Tier I Performance Stock Unit Award Agreement under the Ditech Holding Corporation Amended and Restated 2018 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.13.4
Form of 2018 Transaction Incentive Award Agreement (Incorporated herein by reference to Exhibit 10.4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.14
Form of October 2018 Retention Agreement (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 as filed with the Securities and Exchange Commission on November 14, 2018).

10.15†
Severance Policy of Walter Investment Management Corp. effective February 9, 2015 (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.16.1
Mortgage Selling and Servicing Contract (the "MSSC") and Addendum to MSSC, dated March 23, 2005, by and between Fannie Mae and Green Tree Servicing LLC (Incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.16.2
Guaranty made as of March 17, 2014 by Walter Investment Management Corp. for the benefit of Fannie Mae (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as filed with the Securities and Exchange Commission on May 8, 2014 and amended on May 13, 2014).

10.16.3+
Addendum to the MSSC, effective June 6, 2014, by and between Fannie Mae and Green Tree Servicing LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 as filed with the Securities and Exchange Commission on August 11, 2014).

10.16.4
Addendum to the MSSC between Fannie Mae and Green Tree Servicing LLC effective April 4, 2012 (Incorporated herein by reference to Exhibit 10.14.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.16.5
Addendum to the MSSC between Fannie Mae and Green Tree Servicing LLC effective February 8, 2013 (Incorporated herein by reference to Exhibit 10.14.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.16.6
Addendum to the MSSC between Fannie Mae and Green Tree Servicing LLC effective April 29, 2013 (Incorporated herein by reference to Exhibit 10.14.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on February 26, 2015).

10.16.7
Addendum to the MSSC between Fannie Mae and Ditech Financial LLC dated August 31, 2015 (Incorporated herein by reference to Exhibit 10.13.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on February 29, 2016).

10.17
Mortgage Servicing Rights Purchase and Sale Agreement, dated as of January 6, 2013, by and between Green Tree Servicing LLC and Bank of America, National Association (Incorporated herein by reference to Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 18, 2013).

10.18.1+
Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated August 8, 2016 (Incorporated herein by reference to Exhibit 10.17.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

Exhibit No.	Description
10.18.2
Amendment No. 1 to Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated December 29, 2016 (Incorporated herein by reference to Exhibit 10.17.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 14, 2017 and amended on August 9, 2017).

10.18.3
Amendment No. 2 to Subservicing Agreement between New Residential Mortgage LLC and Ditech Financial LLC, dated March 8, 2017 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the Securities and Exchange Commission on May 10, 2017 and amended on August 9, 2017).

10.18.4
Side Letter Agreement, dated as of January 17, 2018, between New Residential Mortgage LLC and Ditech Financial LLC (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 23, 2018).

10.19.1
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

10.19.2
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

10.19.3
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

10.19.4
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

10.19.5
Joinder and Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of November 30, 2017, but effective as of the amendment effective date, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Walter Investment Management Corp. (Incorporated herein by reference to Exhibit 10.17.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.19.6
Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of February 9, 2018, and effective as of February 12, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.17.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.19.7
Guaranty, dated as of February 9, 2018, by Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) in favor of Credit Suisse First Boston Mortgage Capital LLC as administrative agent for the benefit of buyer parties defined therein (Incorporated herein by reference to Exhibit 10.17.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.19.8
Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of March 29, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.17.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

Exhibit No.	Description
10.19.9
Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 15, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.5.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.19.10
Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.5.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.19.11
Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of September 4, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated under the laws of Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Ditech Financial LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 as filed with the Securities and Exchange Commission on November 14, 2018).

10.20.1
Restructuring Support Agreement, dated as of July 31, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 1, 2017).

10.20.2
First Amendment to Restructuring Support Agreement, dated as of August 2, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.6.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as filed with the Securities and Exchange Commission on August 9, 2017).

10.20.3
Second Amendment to Restructuring Support Agreement, dated as of August 22, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 28, 2017).

10.20.4
Third Amendment to Restructuring Support Agreement, dated as of August 31, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2017).

10.20.5
Amended and Restated Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Term Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2017).

10.21
Restructuring Support Agreement, dated as of October 20, 2017, by and among Walter Investment Management Corp. and the Consenting Senior Noteholders (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2017).

10.22
Commitment Letter, dated as of September 13, 2017, by and among Walter Investment Management Corp. and Barclays Bank PLC (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities and Exchange Commission on November 9, 2017).

10.23
Commitment Letter, dated as of November 6, 2017, by and among Ditech Financial LLC, Reverse Mortgage Solutions, Inc., Walter Investment Management Corp., Credit Suisse First Boston Mortgage Capital LLC and Barclays Bank PLC (Incorporated by reference to Exhibit E to Exhibit T3E.1 of the Form T-3 filed by Walter Investment Management Corp. with the Securities and Exchange Commission on November 6, 2017).

10.24.1
Second Amended and Restated Credit Agreement, dated as of February 9, 2018, among Ditech Holding Corporation, the Lenders Party thereto and Credit Suisse AG, Cayman Islands Branch (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on February 12, 2018).

Exhibit No.	Description
10.24.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of March 29, 2018, by and among Ditech Holding Corporation and the lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 29, 2018).

10.24.3
Forbearance Agreement to the Second Amended and Restated Credit Agreement, dated as of January 16, 2019, by and among Ditech Holding Corporation and the lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 17, 2019).

10.24.4
Forbearance Agreement to the Second Amended and Restated Credit Agreement, dated as of February 8, 2019, by and among Ditech Holding Corporation and the lenders party thereto (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 2019).

10.25
Registration Rights Agreement, dated as of February 9, 2018, by and among Ditech Holding Corporation and the Holders party hereto (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 9, 2018).

10.26
Clean-up Call Agreement between Ditech Financial LLC and Capital One, National Association, dated October 10, 2017 (Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.27.1
Second Amended and Restated Master Repurchase Agreement, dated as of November 30, 2017, but effective as of the amendment effective date by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent on behalf of buyers, including but not limited to Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd., Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC and RMS REO BRC, LLC (Incorporated herein by reference to Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.27.2
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

10.27.3
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

10.27.4
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

10.27.5
Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated as of May 15, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.8.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

Exhibit No.	Description
10.27.6
Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization LTD, Barclays Bank PLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC and Ditech Holding Corporation (formerly known as Walter Investment Management Corp.) (Incorporated herein by reference to Exhibit 10.8.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.28.1
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

10.28.2
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

10.28.3
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

10.28.4
Indenture dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A. as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as servicer, as owner of the servicing rights under the designated servicing agreements and as administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.26.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.28.5
Series 2018-VF1 Indenture Supplement, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.26.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.28.6
Amendment No. 1 to the Series 2018-VF1 Indenture Supplement, dated as of April 20, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of the Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.9.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.28.7
First Amendment to Acknowledgment Agreement with Respect to Servicing Advance Receivables, dated as of April 20, 2018, by and among Ditech Financial LLC, as servicer, Ditech Agency Advance Depositor LLC, as depositor, Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Fannie Mae (Incorporated herein by reference to Exhibit 10.9.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.28.8
Amendment No. 2 to the Series 2018-VF1 Indenture Supplement, dated as of May 15, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.9.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

Exhibit No.	Description
10.28.9
Amendment No. 3 to the Series 2018-VF1 Indenture Supplement, dated as of August 6, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.7.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.28.10
Amendment No. 4 to the Series 2018-VF1 Indenture Supplement, dated as of November 13, 2018, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 as filed with the Securities and Exchange Commission on November 14, 2018).

10.28.11*
Series 2019-VF1 Indenture Supplement, dated and effective as of February 14, 2019, by and among Ditech Agency Advance Trust, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Barclays Bank PLC, as administrative agent.

10.29.1
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

10.29.2
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

10.29.3
Indenture dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A. as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as servicer and as owner of the servicing rights under the designated servicing agreements and as administrator, and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.27.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.29.4
Series 2018-VF1 Indenture Supplement, dated as of February 9, 2018, and effective as of February 12, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent (Incorporated herein by reference to Exhibit 10.27.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 16, 2018).

10.29.5
Amendment No. 1 to the Series 2018-VF1 Indenture Supplement, dated as of April 20, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

Exhibit No.	Description
10.29.6
Amendment No. 2 to the Series 2018-VF1 Indenture Supplement, dated as of May 15, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.29.7
Amendment No. 3 to the Series 2018-VF1 Indenture Supplement, dated as of August 6, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.8.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.29.8
Amendment No. 4 to the Series 2018-VF1 Indenture Supplement, dated as of November 13, 2018, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator and servicer and Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and consented to by Credit Suisse AG, New York Branch, as noteholder of a Series 2018-VF1 note on behalf of the Credit Suisse purchaser group and Barclays Bank PLC as noteholder of a Series 2018-VF1 note on behalf of the Barclays purchaser group (Incorporated herein by reference to Exhibit 10.5.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 as filed with the Securities and Exchange Commission on November 14, 2018).

10.29.9*
Series 2019-VF1 Indenture Supplement, dated and effective as of February 14, 2019, by and among Ditech PLS Advance Trust II, as issuer, Wells Fargo Bank, N.A., as indenture trustee, as calculation agent, as paying agent and as securities intermediary, Ditech Financial LLC, as administrator on behalf of the issuer and as servicer under the designated servicing agreements and Barclays Bank PLC, as administrative agent.

10.30.1
Master Repurchase Agreement, dated as of April 23, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2018).

10.30.2
Guaranty, dated as of April 23, 2018, by Ditech Holding Corporation in favor of Barclays Bank PLC as agent and purchaser under the Master Repurchase Agreement, dated as of April 23, 2018, between the purchaser and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.11.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.30.3
Amendment No. 1 to Master Repurchase Agreement, dated as of May 15, 2018, between Barclays Bank PLC, as purchaser and agent, and Reverse Mortgage Solutions, Inc., as seller (Incorporated herein by reference to Exhibit 10.11.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.30.4
Amendment No. 2 to Master Repurchase Agreement, dated as of May 30, 2018, between Barclays Bank PLC, as purchaser and agent, Reverse Mortgage Solutions, Inc., as seller, and Ditech Holding Corporation, as guarantor (Incorporated herein by reference to Exhibit 10.11.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities and Exchange Commission on June 6, 2018).

10.30.5
Amendment No. 3 to Master Repurchase Agreement, dated as of August 6, 2018, between Barclays Bank PLC, as purchaser and agent, Reverse Mortgage Solutions, Inc., as seller, and Ditech Holding Corporation, as guarantor (Incorporated herein by reference to Exhibit 10.9.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.30.6*
Amended and Restated Master Repurchase Agreement, dated as of February 14, 2019, between Barclays Bank PLC, as purchaser and administrative agent, Nomura Corporate Funding Americas, LLC, as purchaser, Reverse Mortgage Solutions, Inc., as seller, and RMS REO BRC II, LLC.

Exhibit No.	Description
10.31.1
Forbearance Agreement with respect to Warehouse Facility Agreements, dated as of January 16, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a Company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Barclays Capital Inc., Credit Suisse AG, New York Branch, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC, Ditech Agency Advance Trust, Ditech PLS Advance Trust II, and Ditech Holding Corporation, as guarantor (Incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 17, 2019).

10.31.2
Forbearance Agreement with respect to Warehouse Facility Agreements, dated as of February 8, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, a Company incorporated in Switzerland, acting through its Cayman Islands Branch, Alpine Securitization Ltd, Barclays Bank PLC, Barclays Capital Inc., Credit Suisse AG, New York Branch, Ditech Financial LLC, Reverse Mortgage Solutions, Inc., RMS REO CS, LLC, RMS REO BRC, LLC, Ditech Agency Advance Trust, Ditech PLS Advance Trust II, and Ditech Holding Corporation, as guarantor (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 2019).

10.32
Mortgage Loan Purchase Agreement, dated as of June 13, 2018, between Reverse Mortgage Solutions, Inc., as seller and Reverse Mortgage Funding LLC, as purchaser (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.33
Side Letter Agreement, dated as of June 28, 2018, between New Residential Mortgage LLC and Ditech Financial LLC (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities and Exchange Commission on August 9, 2018).

10.34*	Participation Interest Sale and Contribution Agreement, dated October 1, 2018, between Reverse Mortgage Solutions, Inc. and RMS 2018-09, LLC.

10.35
Restructuring Support Agreement, dated as of February 8, 2019, by and among Ditech Holding Corporation and its direct and indirect subsidiaries and the Consenting Term Lenders party to the Second Amended and Restated Credit Agreement, dated as of February 9, 2018 (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 2019).

10.36
Commitment Letter, dated as of February 8, 2019, by and among Ditech Financial LLC and Reverse Mortgage Solutions, Inc., as sellers, Ditech Holding Corporation, as guarantor, and the other debtors, and Barclays Bank PLC and Nomura Corporate Funding Americas, LLC, as committed buyers (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 2019).

10.37
Forbearance Agreement with respect to the Master Securities Forward Transaction Agreement ("MSFTA"), dated February 8, 2019, by and among Ditech Financial and Nomura Securities International, Inc. (Incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 2019).

10.38*
Master Repurchase Agreement, dated as of February 14, 2019, between Barclays Bank PLC, as administrative agent and committed buyer, Nomura Corporate Funding Americas, LLC, as committed buyer, other buyers from time to time, and Ditech Financial, LLC, as seller.

10.39*
Margin, Setoff and Netting Agreement, dated as of February 14, 2019, among Barclays Bank PLC, as administrative agent for the benefit of the buyer group and as repo buyer, Nomura Corporate Funding Americas, LLC, as repo buyer, Barclays Capital Inc., as MSFTA counterparty, Nomura Securities International, Inc., as MSFTA counterparty, Ditech Financial, LLC, as seller, Reverse Mortgage Solutions, Inc., as seller, RMS REO BRC II, LLC, as seller, and Ditech Holding Corporation, as guarantor.

10.40*
Master Refinancing Agreement, dated as of February 14, 2019, between Barclays Bank PLC, as administrative agent for the buyers and as buyer, Nomura Corporate Funding Americas, LLC, as buyer, other buyers from time to time, Barclays Capital Inc., as MSFTA counterparty, Nomura Securities International, Inc., as MSFTA counterparty, Ditech Financial, LLC, as DIP seller, Reverse Mortgage Solutions, Inc., as DIP seller, RMS REO BRC II, LLC, as DIP seller, and Ditech Holding Corporation, as guarantor.

21*	Subsidiaries of the Registrant.

31.1*	Certification by Thomas F. Marano pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification by Gerald A. Lombardo pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by Thomas F. Marano and Gerald A. Lombardo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Disclosure Statement for Prepackaged Chapter 11 Plan of Reorganization of Walter Investment Management Corp. and the Affiliate Co-Plan Proponents, dated November 6, 2017 (Incorporated herein by reference to Exhibit T3E.1 to the Registrant's Form T-3 as filed by Walter Investment Management Corp. with the Securities and Exchange Commission on November 6, 2017).

99.2.1
Disclosure Statement for Joint Chapter 11 Plan of Ditech Holding Corporation and its Affiliated Debtors, dated March 5, 2019 (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 6, 2019).

99.2.2
Amended Disclosure Statement for Joint Chapter 11 Plan of Ditech Holding Corporation and its Affiliated Debtors, dated March 27, 2019 (Incorporated herein by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 3, 2019).

101**
XBRL (Extensible Business Reporting Language) - The following materials from Ditech Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), (ii) Consolidated Statements of Comprehensive Income (Loss) for the period from February 10, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor), (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 10, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor); (iv) Consolidated Statements of Cash Flows for the period from February 10, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and the year ended December 31, 2017 (Predecessor); and (v) Notes to Consolidated Financial Statements.

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

DITECH HOLDING CORPORATION

Dated: April 16, 2019	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Marano	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 16, 2019
Thomas F. Marano

/s/ David S. Ascher	Director	April 16, 2019
David S. Ascher

/s/ George M. Awad	Director	April 16, 2019
George M. Awad

/s/ Seth L. Bartlett	Director	April 16, 2019
Seth L. Bartlett

/s/ Daniel G. Beltzman	Director	April 16, 2019
Daniel G. Beltzman

/s/ John R. Brecker	Director	April 16, 2019
John R. Brecker

/s/ Neal P. Goldman	Director	April 16, 2019
Neal P. Goldman

/s/ Thomas G. Miglis	Director	April 16, 2019
Thomas G. Miglis

/s/ Samuel T. Ramsey	Director	April 16, 2019
Samuel T. Ramsey

/s/ Gerald A. Lombardo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2019
Gerald A. Lombardo

DITECH HOLDING CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor)	F-3
Consolidated Statements of Comprehensive Income (Loss) for the Period From February 10, 2018 Through December 31, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Year Ended December 31, 2017 (Predecessor)
F-5
Consolidated Statements of Stockholders' Equity (Deficit) for the Period From February 10, 2018 Through December 31, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Year Ended December 31, 2017 (Predecessor)
F-6
Consolidated Statements of Cash Flows for the Period From February 10, 2018 Through December 31, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Year Ended December 31, 2017 (Predecessor)
F-7
Notes to Consolidated Financial Statements	F-9
1. Business and Basis of Presentation	F-9
2. Emergence from the WIMC Reorganization Proceedings	F-12
3. Significant Accounting Policies	F-17
4. Transactions with NRM	F-25
5. Variable Interest Entities	F-27
6. Transfers of Residential Loans	F-31
7. Fair Value	F-33
8. Freestanding Derivative Financial Instruments	F-44
9. Residential Loans at Amortized Cost, Net	F-44
10. Residential Loans at Fair Value	F-46
11. Receivables, Net	F-47
12. Servicer and Protective Advances, Net	F-47
13. Servicing of Residential Loans	F-48
14. Goodwill and Intangible Assets, Net	F-52
15. Premises and Equipment, Net	F-54
16. Other Assets	F-54
17. Payables and Accrued Liabilities	F-55
18. Servicing Advance Liabilities	F-58
19. Warehouse Borrowings	F-59
20. Corporate Debt	F-61
21. Mortgage-Backed Debt	F-64
22. HMBS Related Obligations	F-65
23. Share-Based Compensation	F-65
24. Income Taxes	F-68
25. Equity and Earnings (Loss) Per Share	F-72
26. Supplemental Disclosures of Cash Flow Information	F-75
27. Segment Reporting	F-76
28. Certain Capital Requirements and Guarantees	F-78
29. Commitments and Contingencies	F-79
30. Quarterly Results of Operations (Unaudited)	F-87
31. Subsequent Events	F-88

Financial Statement Schedule
Schedule I - Financial Information (Parent Company Only) as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor) and for the Period From February 10, 2018 Through December 31, 2018 (Successor), the Period From January 1, 2018 Through February 9, 2018 (Predecessor) and the Year Ended December 31, 2017 (Predecessor)
F-91

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Ditech Holding Corporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ditech Holding Corporation and Subsidiaries (the Company) as of December 31, 2018 (Successor) and 2017 (Predecessor), and the related consolidated statements of comprehensive income (loss), shareholders' equity (deficit) and cash flows for the period from February 10, 2018 through December 31, 2018 (Successor), the period from January 1, 2018 through February 9, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), the related notes and Schedule I (Financial Information - Parent Company only) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 (Successor) and 2017 (Predecessor), and the results of its operations and cash flows for the periods of February 10, 2018 through December 31, 2018 (Successor), January 1, 2018 through February 9, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Company Reorganization
As discussed in Note 1 to the consolidated financial statements, on January 17, 2018, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on February 9, 2018. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern and on February 11, 2019, the Company and certain of its direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 and Note 31. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Philadelphia, Pennsylvania
April 16, 2019

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$187,726	$285,969
Restricted cash and cash equivalents	65,409	112,826
Residential loans at amortized cost, net (includes $940 and $6,347 in allowance for loan losses at December 31, 2018 and 2017, respectively)	473,880	985,454
Residential loans at fair value	9,146,956	10,725,232
Receivables, net (includes $1,945 and $5,608 at fair value at December 31, 2018 and 2017, respectively)	116,816	124,344
Servicer and protective advances, net (includes $41,688 and $164,225 in allowance for uncollectible advances at December 31, 2018 and 2017, respectively)	440,497	813,433
Servicing rights, net (includes $563,144 and $714,774 at fair value at December 31, 2018 and 2017, respectively)	607,221	773,251
Goodwill	—	47,747
Intangible assets, net	15,769	8,733
Premises and equipment, net	66,260	50,213
Deferred tax assets, net	29	1,400
Other assets (includes $18,387 and $29,394 at fair value at December 31, 2018 and 2017, respectively)	163,963	235,595
Total assets	$11,284,526	$14,164,197
LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities (includes $13,737 and $1,282 at fair value at December 31, 2018 and 2017, respectively)	$868,022	$994,493
Servicer payables	143,357	116,779
Servicing advance liabilities	218,291	483,462
Warehouse borrowings	1,541,726	1,085,198
Corporate debt	1,133,218	1,214,663
Mortgage-backed debt (includes $131,313 and $348,682 at fair value at December 31, 2018 and 2017, respectively)	131,313	735,882
HMBS related obligations at fair value	7,264,821	9,175,128
Deferred tax liabilities, net	1,901	848
Total liabilities not subject to compromise	11,302,649	13,806,453
Liabilities subject to compromise	—	806,937
Total liabilities	11,302,649	14,613,390

Commitments and contingencies (Note 29)

Stockholders' deficit:
Preferred stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 10,000,000 shares, including 100,000 shares of mandatorily convertible preferred stock, at December 31, 2018 (Successor) and 10,000,000 shares at December 31, 2017 (Predecessor)
Issued and outstanding - 91,408 shares at December 31, 2018 (Successor) and 0 shares at December 31, 2017 (Predecessor) (liquidation preference $97,246)	1	—
Common stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 90,000,000 shares (Successor and Predecessor)
Issued and outstanding - 5,328,417 shares at December 31, 2018 (Successor) and 37,373,616 shares at December 31, 2017 (Predecessor)	53	374
Additional paid-in capital	186,825	598,193
Accumulated deficit	(205,094)	(1,048,817)
Accumulated other comprehensive income	92	1,057
Total stockholders' deficit	(18,123)	(449,193)
Total liabilities and stockholders' deficit	$11,284,526	$14,164,197

The following table presents the assets and liabilities of the Company’s consolidated variable interest entities, which are included on the consolidated balance sheets above. The assets in the table below include those assets that can only be used to settle obligations of the consolidated variable interest entities.

	Successor	Predecessor
	December 31, 2018	December 31, 2017
ASSETS OF CONSOLIDATED VARIABLE INTEREST ENTITIES THAT CAN ONLY BE USED TO SETTLE THE OBLIGATIONS OF CONSOLIDATED VARIABLE INTEREST ENTITIES:
Restricted cash and cash equivalents	$12,229	$44,376
Residential loans at amortized cost, net	—	424,420
Residential loans at fair value	324,934	301,435
Receivables, net	3,838	5,824
Servicer and protective advances, net	244,730	446,799
Other assets	23,092	39,837
Total assets	$608,823	$1,262,691

LIABILITIES OF THE CONSOLIDATED VARIABLE INTEREST ENTITIES FOR WHICH CREDITORS OR BENEFICIAL INTEREST HOLDERS DO NOT HAVE RECOURSE TO THE COMPANY:
Payables and accrued liabilities	$1,911	$3,086
Servicing advance liabilities	218,291	444,563
Warehouse borrowings	225,399	—
Mortgage-backed debt (includes $131,313 and $348,682 at fair value at December 31, 2018 and 2017, respectively)	131,313	735,882
Total liabilities	$576,914	$1,183,531
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
REVENUES
Net servicing revenue and fees	$339,334	$128,685	$346,682
Net gains on sales of loans	161,710	27,963	284,391
Net fair value gains on reverse loans and related HMBS obligations	46,833	10,576	42,419
Interest income on loans	1,832	3,387	41,195
Other revenues	109,231	16,662	116,573
Total revenues	658,940	187,273	831,260

EXPENSES
General and administrative	366,710	50,520	596,838
Salaries and benefits	285,559	40,408	384,814
Interest expense	209,321	38,756	261,244
Depreciation and amortization	32,358	3,810	40,764
Goodwill and intangible assets impairment	23,660	—	—
Other expenses, net	(38,505)	229	11,061
Total expenses	879,103	133,723	1,294,721

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(2,726)	464,563	(37,645)
Other net fair value gains	11,083	3,740	2,008
Net losses on extinguishment of debt	(4,454)	(864)	(6,111)
Gain on sale of business	—	—	67,734
Other	8,515	—	7,219
Total other gains	12,418	467,439	33,205

Income (loss) before income taxes	(207,745)	520,989	(430,256)
Income tax benefit	(2,651)	(18)	(3,357)
Net income (loss)	$(205,094)	$521,007	$(426,899)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES
Change in postretirement benefits liability	$54	$—	$(89)
Unrealized gain on available-for-sale security in other assets	69	—	104
Other comprehensive income before taxes	123	—	15
Income tax expense for other comprehensive income items	31	—	5
Other comprehensive income	92	—	10
Total comprehensive income (loss)	$(205,002)	$521,007	$(426,889)

Net income (loss)	$(205,094)	$521,007	$(426,899)
Basic earnings (loss) per common and common equivalent share	$(41.93)	$13.94	$(11.61)
Diluted earnings (loss) per common and common equivalent share	$(41.93)	$13.92	$(11.61)
Weighted-average common and common equivalent shares outstanding — basic	4,891	37,374	36,761
Weighted-average common and common equivalent shares outstanding — diluted	4,891	37,424	36,761
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
Predecessor
Balance at January 1, 2017	—	$—	36,391,129	$364	$596,067	$(621,804)	$933	$(24,440)
Net loss	—	—	—	—	—	(426,899)	—	(426,899)
Other comprehensive income, net of tax	—	—	—	—	—	—	10	10
Reclassification adjustment related to adoption of accounting guidance	—	—	—	—	—	(114)	114	—
Share-based compensation	—	—	—	—	2,212	—	—	2,212
Share-based compensation issuances, net	—	—	982,487	10	(86)	—	—	(76)
Balance at December 31, 2017	—	—	37,373,616	374	598,193	(1,048,817)	1,057	(449,193)
Adoption of ASC 610	—	—	—	—	—	(40,670)	—	(40,670)
Net income	—	—	—	—	—	521,007	—	521,007
Share-based compensation	—	—	—	—	538	—	—	538
Fresh start and reorganization adjustments	100,000	1	(33,121,116)	(331)	(414,387)	568,480	(1,057)	152,706
Balance at February 9, 2018	100,000	1	4,252,500	43	184,344	—	—	184,388

Successor
Net loss	—	—	—	—	—	(205,094)	—	(205,094)
Other comprehensive income, net of tax	—	—	—	—	—	—	92	92
Share-based compensation	—	—	88,070	—	2,491	—	—	2,491
Conversion of preferred stock to common stock	(8,592)	—	987,847	10	(10)	—	—	—
Balance at December 31, 2018	91,408	$1	5,328,417	$53	$186,825	$(205,094)	$92	$(18,123)
The accompanying notes are an integral part of the consolidated financial statements.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Operating activities
Net income (loss)	$(205,094)	$521,007	$(426,899)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net fair value gains on reverse loans and related HMBS obligations	(46,833)	(10,576)	(42,419)
Amortization of servicing rights	7,531	2,187	21,954
Change in fair value of servicing rights	97,007	(64,663)	266,246
Change in fair value of charged-off loans	(11,562)	(5,746)	(15,834)
Other net fair value (gains) losses	(4,654)	(3,055)	3,453
Accretion of discounts on residential loans and advances	(96)	(325)	(3,415)
Accretion of discounts on debt and amortization of deferred debt issuance costs	26,125	19,831	51,779
Provision for uncollectible advances	39,819	2,674	51,612
Depreciation and amortization of premises and equipment and intangible assets	32,358	3,810	40,764
Provision (benefit) for deferred income taxes	2,426	24	(3,799)
Share-based compensation	2,491	538	2,212
Net gains on sales of loans	(161,710)	(27,963)	(284,391)
Non-cash reorganization items	—	(403,174)	34,406
Non-cash fresh start accounting adjustments	—	(77,229)	—
Gain on sale of residual interests and deconsolidation of the Residual Trusts, net	(29,214)	—	—
Goodwill and intangible assets impairment	23,660	—	—
Gain on sale of business	—	—	(67,734)
Other	11,877	1,458	10,166

Purchases and originations of residential loans held for sale	(11,821,103)	(1,207,155)	(16,128,212)
Proceeds from sales of and payments on residential loans held for sale	11,461,430	1,428,953	16,948,619

Changes in assets and liabilities
Decrease (increase) in receivables	24,715	(27,855)	80,779
Decrease in servicer and protective advances	225,387	61,642	328,658
Decrease (increase) in other assets	3,650	(27,956)	(37,553)
Increase (decrease) in payables and accrued liabilities	(90,441)	28,780	(88,638)
Increase (decrease) in servicer payables	33,954	(7,375)	(29,553)
Cash flows provided by (used in) operating activities	(378,277)	207,832	712,201

DITECH HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Investing activities
Purchases and originations of reverse loans held for investment	(218,749)	(39,937)	(382,769)
Principal payments and proceeds received on reverse loans held for investment	1,641,552	144,489	1,431,049
Principal payments and proceeds received on mortgage loans held for investment	229,748	8,880	161,419
Payments received on charged-off loans held for investment	13,421	1,247	16,997
Payments received on receivables related to Non-Residual Trusts	2,596	1,727	14,869
Proceeds from sales of real estate owned, net	124,430	17,862	144,212
Purchases of premises and equipment	(4,210)	(268)	(6,141)
Proceeds from the sale of residual interests in Residual Trusts, net	29,924	—	—
Proceeds from sales of servicing rights, net	207,478	94,994	137,301
Cash outflow from deconsolidation of variable interest entities	(184,182)	—	(100,951)
Proceeds from sale of business	—	—	131,074
Other	6,028	(1,563)	5,172
Cash flows provided by investing activities	1,848,036	227,431	1,552,232

Financing activities
Payments on corporate debt	(157,645)	(110,590)	(186,910)
Proceeds from securitizations of reverse loans	251,946	27,881	464,192
Payments on HMBS related obligations	(2,052,330)	(310,000)	(1,992,729)
Issuances of servicing advance liabilities	456,192	5,444	1,482,960
Payments on servicing advance liabilities	(625,715)	(101,093)	(1,785,129)
Net change in warehouse borrowings related to mortgage loans	359,419	(190,104)	(546,556)
Net change in warehouse borrowings related to reverse loans	377,536	112,216	428,399
Payments on mortgage-backed debt	(58,398)	(8,876)	(108,018)
Other debt issuance costs paid	(16,206)	(10,472)	(49,305)
Other	113	—	(1,603)
Cash flows used in financing activities	(1,465,088)	(585,594)	(2,294,699)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	4,671	(150,331)	(30,266)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of the period	248,464	398,795	429,061
Cash and cash equivalents and restricted cash and cash equivalents at end of the period	$253,135	$248,464	$398,795
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
The Company operates throughout the U.S. through three reportable segments, Servicing, Originations, and Reverse Mortgage. Refer to Note 27 for additional information related to segment reporting.
Certain acronyms and terms used throughout these notes are defined in the Glossary of Terms in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Fresh Start Accounting
The Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The actual impact of fresh start accounting at emergence on February 9, 2018 is shown in Note 2. The financial statements as of February 10, 2018 and for subsequent periods report the results of the Successor with no beginning retained earnings. Any presentation of the Successor represents the financial position and results of operations of the Successor and is not comparable to prior periods.
DHCP Chapter 11 Cases and Going Concern Assessment
On February 11, 2019, Ditech Holding Corporation and certain of its direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The DHCP Chapter 11 Cases are being jointly administered under the caption In re Ditech Holding Corporation (Case No. 19-10412). The Bankruptcy Court granted all of the first day motions filed by the Debtors that were designed primarily to minimize the impact of the Chapter 11 proceedings on the Company’s operations, customers and employees. The Company intends to continue to operate its businesses during the pendency of the DHCP Chapter 11 Cases.
For the duration of the Chapter 11 proceedings, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 proceedings described within Part I, Item 1A. Risk Factors. As a result of these risks and uncertainties, the Company’s assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the DHCP Chapter 11 Cases, and the description of the Company’s operations, properties and liquidity plans included in this annual report may not accurately reflect the Company’s operations, properties and capital plans following the DHCP Chapter 11 Cases. Refer to Note 31 for further discussion of the Chapter 11 proceedings.
The outcome of the Chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the Company’s creditors. The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. These Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classifications of liabilities.
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
Lease Accounting
In February 2016, the FASB issued an accounting standards update, as amended, which requires recognition of right-of-use assets and lease liabilities by lessees for most leases and to provide enhanced disclosures. The Company will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward historical lease classification, assessments on whether a contract is or contains a lease, and initial direct costs, if any, for any leases that exist prior to the adoption of the new standard. The Company will also elect the short-term lease practical expedient, which allows companies to keep leases with an initial term of 12 months or less off the consolidated balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Based on the lease contracts in effect as of December 31, 2018, the Company expects to recognize lease liabilities of approximately $52.0 million, a reduction of $4.0 million in accumulated deficit, and a corresponding right-of-use assets of approximately $41.0 million, primarily relating to real estate, but will not materially impact operating results or liquidity. However, the Company is seeking to reject or modify leases representing 17% and 71%, respectively, of the lease liability through the DHCP Reorganization Transaction as discussed further in Note 31. As a result of the risks and uncertainties associated with the DHCP Reorganization Transaction, the Company’s leases could be significantly different following the emergence from the DHCP Reorganization Transaction and, therefore, the disclosed impact of adopting this new standard may not accurately reflect the Company’s leases following the DHCP Reorganization Transaction.
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

In June 2016, the FASB issued an accounting standards update that amends the guidance for recognizing credit losses on financial instruments measured at amortized cost. This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued an accounting standards update that improves upon the guidance issued in June 2016. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019. Based on the Company's current methodologies for accounting for financial instruments, the adoption of this guidance is not expected to have a material impact on its consolidated financial statements. The significance of the adoption of this guidance may change at the time of adoption based on the nature and composition of the Company's financial instruments at that time and the corresponding conclusions reached.
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
In November 2016, the FASB issued an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning and ending cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. This guidance was effective for the Company beginning January 1, 2018, and was applied retrospectively. The adoption impacted the presentation of the cash flows, but did not otherwise have a material impact on the consolidated results of operations or financial condition. For the year ended December 31, 2017, cash flows provided by operating activities decreased by $66.9 million, cash flows provided by investing activities decreased by $3.5 million, and cash flows used in financing activities increased by $21.3 million.
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

In February 2018, the FASB issued an accounting standards update that provides guidance related to accounting for the income tax effects of the Tax Act. This guidance provides clarification to address situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting under GAAP for certain income tax effects of the Tax Act. To the extent that a registrant's accounting for certain income tax effects of the Tax Act is incomplete, a reasonable estimate may be determined for those effects in the first reporting period in which the registrant was able to determine such reasonable estimate. A measurement period of one year from the enactment date of the Tax Act is provided whereby a registrant may adjust such provisional amounts. If a provisional amount cannot be determined in the initial period of enactment, the registrant may continue to account for taxes in accordance with tax laws that were in effect immediately prior to the Tax Act enactment date until such point in time that a reasonable estimate can be made. The Company's preliminary estimate of the Tax Act and the remeasurement of deferred tax assets and liabilities was subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Act, changes to certain estimates and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act may require further adjustments and changes in the Company's estimates. The final determination of the Tax Act and the remeasurement of the Company's deferred assets and liabilities was completed and there were no material changes needed.
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
In October 2018, the FASB issued an accounting standards update that further revises the guidance on consolidation for interests held through related parties that are under common control. The update amends the consolidation guidance on how a reporting entity that is a single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The guidance is effective for annual periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted. The amendments in this update are required to be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
2. Emergence from the WIMC Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. (Predecessor) filed the WIMC Bankruptcy Petition under the Bankruptcy Code to pursue the WIMC Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended WIMC Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the WIMC Prepackaged Plan. On February 9, 2018, the WIMC Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the WIMC Chapter 11 Case and changed its name to Ditech Holding Corporation (Successor) and on February 12, 2018, our newly issued common stock commenced trading on the NYSE under the symbol DHCP. From and after effectiveness of the WIMC Prepackaged Plan, the Company has continued, in its previous organizational form, to carry out its business.

Reorganization Items and Fresh Start Accounting Adjustments
The Company's reorganization items and fresh start accounting adjustments consist of the following (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Gain on cancellation of corporate debt	$—	$556,937	$—
Less: issuance of new equity to Convertible and Senior Noteholders	—	153,764	—
Net gain on cancellation of corporate debt	—	403,173	—
Less:
Legal and professional fees (1)	2,123	12,461	3,098
Write-off deferred debt issuance costs and discounts	—	—	34,406
Other expenses	603	3,378	141
Total expenses	2,726	15,839	37,645
Total reorganization items	(2,726)	387,334	(37,645)
Fresh start accounting adjustments	—	77,229	—
Reorganization items and fresh start accounting adjustments	$(2,726)	$464,563	$(37,645)
__________

(1)	Professional fees are directly related to the WIMC Reorganization.
The Company made cash payments for reorganization items of $11.8 million and $5.7 million during the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. There were no payments made for the year ended December 31, 2017.
Liabilities Subject to Compromise
Liabilities subject to compromise included unsecured or under-secured liabilities incurred prior to the WIMC Effective Date. These liabilities represented the amounts expected to be allowed on known or potential claims to be resolved through the WIMC Chapter 11 Case and subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay or an approved motion of the Bankruptcy Court.
Liabilities subject to compromise consist of the following (in thousands):

Predecessor
December 31, 2017
Senior Notes	$538,662
Convertible Notes	242,468
Accrued interest (1)	25,807
Total liabilities subject to compromise	$806,937
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the WIMC Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount excludes interest that would have been accrued subsequent to November 30, 2017. Interest expense reported on the consolidated statements of comprehensive income (loss) for the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017 excludes $5.9 million and $4.4 million, respectively, of interest on the Senior Notes and Convertible Notes that otherwise would have been accrued for the periods.

On the WIMC Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants, as applicable. Refer to Note 25 for additional information.

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
The Company, with the assistance of external valuation specialists, estimated the enterprise value of the Company upon emergence from the WIMC Chapter 11 Case to be approximately $1.4 billion to $1.5 billion. Enterprise value is defined as the total invested capital, which includes cash and cash equivalents. The estimate is based on the aggregate fair value of total equity of the Company as approved by the Bankruptcy Court and the aggregate fair value of total debt of the Company. The equity of the Company consists of its publicly-traded common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and Series B Warrants. The debt of the Company consists of a 2018 Credit Agreement and Second Lien Notes Indenture.
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

Upon the adoption of fresh start accounting, the Successor adopted the majority of the significant accounting policies of the Predecessor. The most significant change in accounting policy relates to the accounting for the Residual Trusts, which were formerly recorded at amortized cost and are now adjusted to fair value on a recurring basis. The adjustments set forth in the following table at February 9, 2018 reflect the effect of the consummation of the transactions contemplated by the WIMC Prepackaged Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Accounting Adjustments”) (in thousands).

	Predecessor	Reorganization Adjustments		Fresh Start Accounting Adjustments		Successor
ASSETS
Cash and cash equivalents	$182,462	$(39,039)	(a)	$—		$143,423
Restricted cash and cash equivalents	105,041	—		—		105,041
Residential loans at amortized cost, net	787,860	—		(317,189)	(c)	470,671
Residential loans at fair value	10,423,633	—		304,051	(c)	10,727,684
Receivables, net	151,892	—		(1,740)	(d)	150,152
Servicer and protective advances, net	748,952	—		(24,367)	(e)	724,585
Servicing rights, net	744,724	—		5,432	(f)	750,156
Goodwill	47,747	—		(38,787)	(g)	8,960
Intangible assets, net	8,532	—		35,468	(h)	44,000
Premises and equipment, net	46,873	—		33,739	(i)	80,612
Deferred tax assets, net	1,273	44	(b)	—		1,317
Other assets	392,205	—		3,333	(j)	395,538
Total assets	$13,641,194	$(38,995)		$(60)		$13,602,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables and accrued liabilities	$993,805	$(1,540)	(a)	$(7,444)	(k)	$984,821
Servicer payables	109,404	—		—		109,404
Servicing advance liabilities	387,813	—		—		387,813
Warehouse borrowings	1,007,310	—		—		1,007,310
Corporate debt	1,142,941	212,500	(a)(b)	(75,034)	(l)	1,280,407
Mortgage-backed debt	727,909	—		6,246	(m)	734,155
HMBS related obligations at fair value	8,913,052	—		—		8,913,052
Deferred tax liabilities, net	866	(77)	(b)	—		789
Total liabilities not subject to compromise	13,283,100	210,883		(76,232)		13,417,751
Liabilities subject to compromise	806,937	(806,937)	(b)	—		—
Total liabilities	14,090,037	(596,054)		(76,232)		13,417,751

Preferred stock	—	1	(b)	—		1
Common stock	374	(331)	(b)	—		43
Additional paid-in capital	598,731	(414,387)	(b)	—		184,344
Accumulated deficit	(1,049,005)	971,776	(b)	77,229	(b)	—
Accumulated other comprehensive income	1,057	—		(1,057)	(n)	—
Total stockholders' equity (deficit)	(448,843)	557,059		76,172		184,388
Total liabilities and stockholders' equity (deficit)	$13,641,194	$(38,995)		$(60)		$13,602,139

__________

Reorganization Adjustments:

(a)	Represents WIMC Effective Date term loan payment, inclusive of payment of interest accrued.

(b)
On the WIMC Effective Date, all of the Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants. Accordingly: (i) new Second Lien Notes and Warrants were recorded, (ii) liabilities subject to compromise was eliminated, (iii) Predecessor common stock, additional paid in capital, accumulated deficit, and accumulated other comprehensive income were set to zero, and (iv) Successor common stock, additional paid in capital, and preferred stock were recorded. The resulting total stockholders' equity balance of the Successor of $184.4 million represents the estimated fair value of total stockholders' equity at the WIMC Effective Date as determined with the assistance of an independent valuation specialist. The estimated fair values on a per share/unit basis on the WIMC Effective Date of the common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and Series B Warrants were $10.25, $1,231.70, $1.68 and $0.94, respectively.

Fresh Start Accounting Adjustments:

(c)
A successor emerging entity applying fresh start accounting upon emergence from bankruptcy may select new accounting policies upon emergence from bankruptcy protection. Prior to the WIMC Effective Date, loans of Residual Trusts were carried at amortized cost. In connection with fresh start reporting, the Company made an election to record loans of the Residual Trusts at fair value on a recurring basis. Accordingly, adjustments to residential loans carried at amortized cost, net and residential loans at fair value represent: (i) reclassification of $317.2 million loans of the Residual Trusts from residential loans carried at amortized cost, net to residential loans at fair value and (ii) a $13.1 million reduction of residential loans at fair value to record such Residual Trusts to fair value.

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

(h)
Represents adjustment to record intangible assets. The fair value of intangible assets was estimated under the relief-from-royalty and lost profits methods. Resulting intangible assets at the WIMC Effective Date are comprised of institutional and customer relationships of $24.0 million and trade names of $20.0 million. Refer to Note 14 for additional information.

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

(l)
Represents adjustment to decrease the carrying value of the 2013 Term Loan from amortized cost, net to estimated fair value. The reduction includes the elimination of previous unamortized issuance discounts and unamortized debt issuance costs prior to recording the 2013 Term Loan at estimated fair value. Additionally, represents adjustment of $60.5 million to decrease the carrying value of the Second Lien Notes issued at par value in connection with the WIMC Prepackaged Plan to estimated fair value.

(m)
Represents adjustment to increase the carrying value of mortgage back debt associated with the Residual Trusts, carried at amortized cost, net of discounts and deferred debt issuance costs to estimated fair value.

(n)	Represents elimination of other comprehensive income on available for sale investments and other post-retirement benefits at the WIMC Effective Date.

3. Significant Accounting Policies
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
Sale of Insurance Business
On December 30, 2016, the Company executed a stock purchase agreement pursuant to which the Company agreed to sell 100% of the stock of its indirect, wholly-owned subsidiary, GTI Holdings Corp., which was the holding company of the Company's primary licensed insurance agency, Green Tree Insurance Agency, Inc., to a wholly-owned subsidiary of Assurant, for a purchase price of $125.0 million in cash, subject to adjustment as specified in the agreement. Under the agreement, an affiliate of Assurant also agreed to make potential earnout payments to the Company in an aggregate amount of up to $25.0 million in cash, with the amount of such payments to be based upon the gross written premium of certain voluntary homeowners' insurance written by certain affiliates of Assurant over a specified timeframe. This transaction closed on February 1, 2017, at which time the Company received $131.1 million in cash, which included a working capital payment.
Cash and Cash Equivalents
Cash and cash equivalents include short-term deposits and highly-liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. The Company maintains cash and cash equivalents with federally-insured financial institutions and these balances typically exceed insurable amounts. Cash equivalents also include amounts due from third-party financial institutions in process of settlement. These transactions typically settle in three days or less and were $78.0 million and $85.7 million at December 31, 2018 and 2017, respectively.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents include cash and cash equivalents that are legally restricted as to use or withdrawal. Restricted cash primarily includes (i) principal and interest payments collected by the Company as servicer on behalf of third-party credit owners and unconsolidated securitization trusts that have not yet been remitted to the credit owners or trusts; (ii) principal and interest payments collected by consolidated securitization trusts that have not yet been remitted to the bondholders; and (iii) amounts pledged as collateral for servicing advance facilities as well as other various obligations. Restricted cash equivalents include investments in money market mutual funds.

Residential Loans at Amortized Cost, Net
Residential loans carried at amortized cost included mortgage loans associated with the Residual Trusts prior to the adoption of fresh start accounting effective February 10, 2018 and unencumbered mortgage loans. A majority of these loans were originated by the Company, acquired from other originators, principally an affiliate of Walter Energy, or acquired as part of a pool. Originated loans were initially recorded at the discounted value of the future payments using an imputed interest rate net of cost-basis adjustments such as deferred loan origination fees and associated direct costs, premiums and discounts. As a result of fresh start accounting, the fair value accounting election was made for these loans. The imputed interest rate used represented the estimated prevailing market rate of interest for loans of similar terms issued to borrowers with similar credit risk. New originations of mortgage loans held for investment subsequent to May 1, 2008 and through the sale of the Residual Trusts' certificates, relate primarily to the financing of sales of real estate owned. The imputed interest rate on these financings is based on observable market mortgage rates, adjusted for variations in expected credit losses where market data is unavailable.
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
Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value consist of reverse loans, mortgage loans related to the Non-Residual Trusts, and charged-off loans. The Company has elected to carry these loans at fair value. In connection with the adoption of fresh start accounting effective February 10, 2018, the Company elected fair value accounting for its mortgage loans related to the Residual Trusts. The Company's residual interest in the Residual Trusts were subsequently sold during the fourth quarter of 2018 as discussed in more detail in Note 5. As a result, the mortgage loans related to the Residual Trusts were deconsolidated as of November 2018.
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

The yield on reverse loans and any change in fair value are recorded in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Similarly, the yield on and change in fair value of mortgage loans related to the Non-Residual Trusts, and mortgage loans related to the Residual Trusts subsequent to the adoption of fair value accounting until their deconsolidation, are recorded in other net fair value gains (losses) on the consolidated statements of comprehensive income (loss). The yield on reverse loans, mortgage loans related to the Non-Residual Trusts and mortgage loans related to the Residual Trusts includes recognition of contractual interest income that is expected to be collected based on the stated interest rates of the loans, as well as the accretion of fair value.
Charged-off loans represent a portfolio of defaulted consumer and residential loans that were acquired at substantial discounts to face value. Charged-off loans are consumers' unpaid financial commitments and include residential mortgage loans, auto loans and other unsecured consumer loans. The accretion of fair value associated with charged-off loans and any change in fair value are recorded in other revenues on the consolidated statements of comprehensive income (loss). There is no contractual interest income recognized in relation to charged-off loans.
Purchases and originations of and payments received on residential loans held for investment are included in investing activities on the consolidated statements of cash flows.
Residential Loans Held for Sale
Residential loans held for sale represent mortgage loans originated or acquired by the Company with the intent to sell. These loans are originated or acquired primarily for purposes of selling into the secondary market or to private investors as whole loans with servicing rights either retained or sold. The Company has elected to carry mortgage loans held for sale at fair value. The yield on the loans, any change in fair value, and gains or losses recognized upon sale of the loans are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss). The yield on the loans includes recognition of contractual interest income that is expected to be collected based on the stated interest rates of the loans, as well as the accretion of fair value. Loan origination fees are recorded in other revenues within the consolidated statements of comprehensive income (loss) when earned and related costs are recognized in general and administrative expenses when incurred. All activity related to residential loans held for sale are included in operating activities on the consolidated statements of cash flows.
The Company’s agreements with GSEs and other third parties include standard representations and warranties related to the loans the Company sells. The representations and warranties require adherence to origination and underwriting guidelines, including, but not limited to, the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws. Breaches of representations and warranties, with the exception of certain loans originated under HARP, are generally enforceable at any time over the life of the loan. If the Company is unable to cure such breach, the purchaser of the loan may require the Company to repurchase such loan for the unpaid principle balance, accrued interest, and related advances, and in any event, the Company must indemnify such purchaser for certain losses and expenses incurred by such purchaser in connection with such breach. In the case the Company repurchases the loan, the Company bears any subsequent credit loss on the loan. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, have sold such residential loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender. The Company actively contests claims to the extent that the Company does not consider the claims to be valid. The Company seeks to manage the risk of repurchase and associated credit exposure through the Company's underwriting and quality assurance practices.
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

Receivables Related to Non-Residual Trusts
Receivables related to Non-Residual Trusts, which are recorded in receivables, net on the consolidated balance sheets, consist of the estimated fair value of expected future draws on LOCs from a third party. The LOCs are credit enhancements to the Non-Residual Trusts. The cash flows received from the LOC draws are paid directly to the underlying securitization trusts and are used to pay bondholders of these securitizations for shortfalls in principal and interest collections on the loans in the securitizations. The Company has elected to carry these receivables at fair value. Changes in fair value are recorded in other net fair value gains (losses) on the consolidated statements of comprehensive income (loss).
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
Net Servicing Revenue and Fees
Servicing revenue and fees consist of income from the Company’s third-party servicing portfolio, which includes loans associated with arrangements in which the Company owns the servicing rights or acts as subservicer. Servicing revenue and fees include contractual servicing fees, incentive and performance fees, and ancillary income. Contractual servicing fees related to arrangements in which the Company owns the servicing rights are generally based on a percentage of the unpaid principal balance of the related collateral and are recorded when earned, which is generally upon collection of payments from borrowers. Contractual servicing fees related to arrangements in which the Company acts as subservicer are generally based on a fixed dollar amount per loan and are accrued in the period the services are performed. Incentive and performance fees include fees based on the performance of specific portfolios or loans, asset recovery income, and modification fees. Fees based on the performance of specific portfolios or loans are recognized when earned based on the terms of the various servicing and incentive agreements. Asset recovery income is generally recognized upon collection. Ancillary income includes late fees, prepayment fees, and collection fees and is generally recognized upon collection. Servicing revenue and fees are adjusted for the amortization of servicing rights carried at amortized cost, the change in fair value of servicing rights carried at fair value and the change in fair value of servicing rights related liabilities, if any.

Servicer and Protective Advances, Net
In the ordinary course of servicing residential loans and pursuant to certain servicing agreements, the Company may advance the principal and interest portion of delinquent mortgage payments to credit owners prior to the collection of such amounts from borrowers, provided that the Company determines these advances are recoverable from either the borrower or the liquidation of collateral. In addition, the Company is required under certain servicing contracts to ensure that property taxes, insurance premiums, foreclosure costs and various other items are paid in order to preserve the collateral underlying the assets being serviced. Generally, the Company recovers such advances from borrowers for reinstated or performing loans, from proceeds of liquidation of collateral or ultimate disposition of the loan, from credit owners or from loan insurers. Certain of the Company’s servicing agreements provide that repayment of servicing advances made under the respective agreements have a priority over all other cash payments to be made from the proceeds of the residential loan, and in certain cases the proceeds of the pool of residential loans, which are the subject of that servicing agreement. As a result, the Company is entitled to repayment from loan proceeds before any interest or principal is paid to the bondholders, and in certain cases, advances in excess of loan proceeds may be recovered from pool-level proceeds. Servicer and protective advances are carried at cost, net of estimated losses. Losses can occur in the normal course of servicing loans when the Company fails to make advances in accordance with investor guidelines including filing claims timely, requesting approvals, or advancing outside of guidelines. The Company establishes an allowance for uncollectible advances based on an analysis of the underlying loans, their historical loss experience, and recoverability pursuant to the terms of the underlying servicing agreements. Historical advance loss experience includes investor curtailment and servicer analytics experience, and also incorporates qualitative management collectability and risk assessments of company operations and investor or counterparty behaviors, including consideration of probable recoveries from prior servicers and status of negotiations on settlements with various counterparties. Generally, estimated losses related to advances are recorded in general and administrative expenses on the consolidated statements of comprehensive income (loss).
Custodial Accounts
In connection with its servicing activities, the Company has a fiduciary responsibility for amounts primarily related to borrower escrow funds and other custodial funds due to credit owners aggregating $3.0 billion and $3.4 billion at December 31, 2018 and 2017, respectively. These funds, which do not represent assets or liabilities of the Company, are maintained in segregated bank accounts, and accordingly, are not reflected on the consolidated balance sheets.
Goodwill
Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. The Company tests goodwill for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable from future cash flows. A reporting unit is a business segment or one level below. The Company has identified three reporting units, which constitute businesses: (i) Servicing; (ii) Originations; and (iii) Reverse Mortgage. Segment management regularly reviews discrete financial information for these reporting units. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company elects to bypass the qualitative assessment or if it determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess up to the carrying value of goodwill.
The Company's goodwill was fully impaired at December 31, 2018 as discussed in more detail in Note 14.
Intangible Assets, Net
Intangible assets primarily consist of institutional and customer relationships, and trademarks and trade names. Definite-lived intangible assets are amortized using either an economic consumption method or a straight-line method over their related expected useful lives. Definite and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, although indefinite-lived intangible assets are evaluated for impairment at least annually. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its fair value.

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

Debt and Other Obligations
Servicing advance liabilities, warehouse borrowings and corporate debt are carried at amortized cost. Corporate debt is also presented net of related discounts and deferred debt issuance costs. Deferred debt issuance costs associated with servicing advance liabilities with line-of-credit arrangements, warehouse borrowings and the 2013 Revolver are recorded in other assets on the consolidated balance sheets. Deferred debt issuance costs and original issue discounts, if any, are amortized to interest expense over the term of the debt or obligation using either the effective interest method or the straight-line method.
Mortgage-Backed Debt
Prior to February 10, 2018, the Company’s mortgage-backed debt associated with the Residual Trusts was carried at amortized cost, net of discounts and deferred debt issuance costs. For mortgage-backed debt carried at amortized cost, deferred debt issuance costs and original issue discounts, if any, were amortized to interest expense over the term of the debt using the effective interest method.
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company elected fair value accounting for its mortgage-backed debt related to the Residual Trusts. Mortgage-backed debt related to the Non-Residual Trusts is also carried at fair value. For mortgage-backed debt carried at fair value, the yield and any change in fair value are recorded in other net fair value gains (losses) on the consolidated statements of comprehensive income (loss). The yield on mortgage-backed debt includes recognition of interest expense based on the stated interest rates of the debt, as well as the accretion of fair value.
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
Share-Based Compensation
The Company has in effect stock incentive plans under which RSUs, performance shares and non-qualified stock options are granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of share-based awards on the date of grant. The value of the award is generally recognized as an expense using the graded method over the requisite service period. The fair value of the Company’s RSUs and performance shares with performance conditions only is based on the closing market price of its common stock on the date of the grant. The Company estimates the fair value of performance shares with market conditions and non-qualified stock options as of the date of grant using the Monte-Carlo simulation model and Black-Scholes option pricing model, respectively. These models consider, among other factors, the performance period or expected life of the award, the expected volatility of the Company’s stock price, and expected dividends. The Company records share-based compensation expense in salaries and benefits expense on the consolidated statements of comprehensive income (loss).

Advertising Costs
Advertising costs are expensed as incurred and are included in general and administrative expenses on the consolidated statements of comprehensive income (loss). The Company recorded advertising expense of $12.5 million, $2.0 million and $16.0 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.
Basic and Diluted Earnings (Loss) Per Share
The Company uses the two-class method to determine earnings per share. Outstanding share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the calculation of basic earnings per common share pursuant to the two-class method. The Company’s participating securities were comprised of Mandatorily Convertible Preferred Stock. Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards and convertible debt, based on the treasury method. During periods of net loss, diluted loss per share is equal to basic loss per share as the antidilutive effect of non-participating share-based awards and convertible debt is disregarded. No effect is given to participating securities in the computation of basic and diluted loss per share as these securities do not share in the losses of the Company.
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
On January 17, 2018, the Company agreed to sell to NRM MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $11.3 billion as of such sale date, with subservicing retained, and received approximately $90.4 million in cash proceeds from NRM as partial consideration for this MSR sale. The Company used 80% of such cash proceeds to repay borrowings under the 2013 Credit Agreement and used the remaining cash proceeds for general corporate purposes. During June 2018, under an agreement similar to the NRM Flow and Bulk Agreement, the Company agreed to sell to New Penn Financial, which became an affiliate of NRM when acquired by NRM on July 3, 2018, MSR relating to mortgage loans having an aggregate unpaid principal balance of approximately $4.7 billion as of the sale date, with servicing released, and received approximately $56.7 million in cash proceeds from NRM as partial consideration for the MSR sale. Since entering into the NRM Flow and Bulk Agreement and through December 31, 2018, in various bulk transactions under the NRM Flow and Bulk Agreement and a similar agreement, the Company has sold MSR to NRM relating to mortgage loans having an aggregate unpaid principal balance of $75.8 billion as of the applicable closing dates of such transactions. As of December 31, 2018, the Company has received $397.1 million in cash proceeds relating to such sales, which proceeds do not include certain holdback amounts relating to such sales that are expected to be paid to the Company over time. For the year ended December 31, 2018, the Company received $34.5 million in cash proceeds relating to these holdback amounts and at December 31, 2018 and 2017 had a servicing rights holdback receivable, net from NRM of $10.8 million and $31.3 million, respectively, which is recorded in receivables, net on the consolidated balance sheets.

The Company also transferred MSR to NRM under flow transactions relating to mortgage loans consisting entirely of co-issue loans with an aggregate unpaid principal balance of $3.6 billion and $469.5 million for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. For the year ended December 31, 2017, the Company transferred MSR to NRM under flow transactions relating to mortgage loans with an aggregate unpaid principal balance of $7.6 billion, which included co-issue loans with an aggregate unpaid principal balance of $6.4 billion. These transfers included recapture activities of generally non-NRM portfolio serviced loans with an aggregate unpaid balance of $1.6 billion and $236.9 million for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. In addition, these transfers generated revenues of $44.1 million, $3.8 million and $61.8 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively, which are recorded in net gains on sales of loans on the consolidated statements of comprehensive income (loss).
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
On January 17, 2019, the Company received a notice from NRM initiating the process of termination under the NRM Subservicing Agreement. Any termination of the NRM Subservicing Agreement would not be effective until a servicing transfer has been completed in accordance with applicable requirements. The Company is reviewing the grounds for termination in consultation with its stakeholders and is considering all of its options with respect thereto including legal rights and remedies. The Company is proceeding with strategic alternatives assuming there is not an ongoing subservicing relationship with NRM. The Company’s plans are not contingent on any continuing relationship with NRM. Refer to Note 31 for additional information regarding the Company's recapitalization efforts.
The Company expects that it will take several months to complete the transfer of servicing on loans that are subserviced for NRM under the NRM Subservicing Agreement. The receipt of the notice of termination, in and of itself, is not an event of default or cross-default under our debt documents or warehouse facilities. Subsequent to receiving the aforementioned notice from NRM, and at the direction of and in coordination with NRM, on March 16, 2019 and April 1, 2019, the Company completed the transfer of servicing on certain NRM subservicing portfolios containing, in aggregate, approximately 208,000 accounts. The Company is working with NRM to complete additional transfers of servicing on the remaining loans it subservices for NRM under the NRM Subservicing Agreement.
With respect to the Company, for mortgage loans that were being subserviced by the Company under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that the Company subserviced under the NRM Subservicing Agreement that were added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by the Company in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and was automatically renewed for a successive one-year term, and was further automatically renewed for a successive one-year term thereafter until the aforementioned notice of termination.
With respect to the Company, for mortgage loans relating to MSR sold to NRM by the Company in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement was scheduled to expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by the Company to NRM after such date, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed; however, such expiration dates were superseded by the aforementioned notice of termination, and the NRM Subservicing Agreement is expected to terminate upon completion of the servicing transfer.

With respect to NRM, for mortgage loans that were being subserviced by the Company under the NRM Subservicing Agreement prior to January 17, 2018, and for any additional mortgage loans that the Company subserviced under the NRM Subservicing Agreement that were added to such agreement after such date (other than (i) mortgage loans relating to MSR sold to NRM by the Company in a bulk sale agreed to by the parties on January 17, 2018 and (ii) mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date), the initial term of the NRM Subservicing Agreement expired on August 8, 2017 and thereafter the agreement would automatically terminate with respect to such mortgage loans, unless renewed by NRM on a monthly basis. Since the expiration of the initial term, NRM has renewed the NRM Subservicing Agreement each month thereafter until the aforementioned notice of termination received by the Company from NRM on January 17, 2019.
In the case of mortgage loans relating to MSR sold to NRM by the Company in a bulk MSR sale agreed to by the parties on January 17, 2018 and mortgage loans relating to MSR sold to NRM by the Company on a flow basis under the NRM Flow and Bulk Agreement after such date, the initial term of the NRM Subservicing Agreement was scheduled to expire on January 17, 2019 (with respect to the aforementioned bulk MSR sale) or, with respect to each flow MSR assignment agreement executed by the parties after such date in connection with any flow MSR sales by the Company to NRM after such date, the first anniversary of the first day of the calendar quarter following the calendar quarter during which such flow MSR assignment agreement was executed; however, such expiration dates were superseded by the aforementioned notice of termination, and the NRM Subservicing Agreement is expected to terminate upon completion of the servicing transfer.
5. Variable Interest Entities
Consolidated Variable Interest Entities
Residual Trusts
The Company evaluates each securitization trust that funded its residential loan portfolio to determine if it meets the definition of a VIE, and whether the Company is required to consolidate the trust. The Company determined that it was the primary beneficiary of four securitization trusts in which it owned residual interests, and as a result, consolidated these trusts. As a holder of the residual securities issued by the trusts, the Company had both the obligation to absorb losses to the extent of its investment and the right to receive benefits from the trusts, both of which could potentially be significant to the trusts. In addition, as the servicer for these trusts, the Company concluded it had the power to direct the activities that most significantly impact the economic performance of the trusts through its ability to manage the delinquent assets of the trusts. Specifically, the Company had discretion, subject to applicable contractual provisions and consistent with prudent mortgage-servicing practices, to decide whether to sell or work out any loans that become troubled.
The Company was not contractually required to provide any financial support to the Residual Trusts. The Company may have, from time to time at its sole discretion, purchased certain assets or cover certain expenses for the trusts to cure delinquency or loss triggers for the sole purpose of releasing excess overcollateralization to the Company.
In November 2018, the Company sold its residual interests in the four remaining Residual Trusts that it previously consolidated for $41.0 million in cash proceeds. Upon the sale of the residual interests, the Company determined that it was no longer required to consolidate the four trusts as it was no longer the primary beneficiary of these trusts since (i) it did not hold the residual securities issued by the trusts and therefore had no obligation to absorb future losses to the extent of its investment and no right to receive future benefits from the trust, both of which could potentially be significant to the trusts, and (ii) it is adequately compensated and its role as servicer is of a fiduciary nature. In conjunction with the transaction, the Company deconsolidated the four Residual Trusts and removed related assets of $414.2 million and liabilities of $402.6 million from its consolidated balance sheet and recorded a servicing rights liability of $0.2 million. As a result of the sale and deconsolidation of the Residual Trusts, the Company recorded a net gain of $29.2 million, which includes a gain of $1.0 million relating to the reversal of deferred interest income recorded in other net fair value gains on the consolidated statements of comprehensive income (loss), a gain of $37.3 million relating to the reversal of deferred income recorded in other expenses, net on the consolidated statements of comprehensive income (loss), and a loss of $9.1 million relating to the sale and deconsolidation of the Residual Trusts recorded in other within other gains (losses) on the consolidated statements of comprehensive income (loss).
Non-Residual Trusts
The Company determined that it is the primary beneficiary of three remaining securitization trusts for which it does not own any residual interests at December 31, 2018. The Company does not receive economic benefit from the residential loans while the loans are held by the Non-Residual Trusts other than the servicing fees paid to the Company to service the loans. There were initially ten securitization trusts included in the Non-Residual Trusts; however, as discussed further below, seven of the trusts were deconsolidated during 2017 and 2018.

As part of a prior agreement to acquire the rights to service the loans in these securitization trusts, the Company had certain obligations to exercise mandatory clean-up calls for each of these trusts at their earliest exercisable date, which is the date the principal amount of each loan pool falls to 10% of the original principal amount. The Company would take control of the remaining collateral in the trusts when these calls are exercised. The Company fulfilled its obligation for its mandatory clean-up calls for two of the trusts in the second and third quarters of 2017 by making payments totaling $28.4 million. The Company took control of the remaining collateral, including residential loans and REO with a carrying value of $25.1 million and $0.1 million, respectively. Upon exercising these call obligations, the two trusts were deconsolidated and the underlying collateral was recorded on the Company's consolidated balance sheets.
On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty. The Company paid an inducement fee in the amount of $36.5 million to the counterparty, which was recorded within other assets on the consolidated balance sheets. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the eight remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts outstanding at that time. The Company continues to have certain rights and obligations related to the Non-Residual Trusts that are deemed to be variable interests that could potentially be significant to each trust. Additionally, as servicer of these trusts, the Company has concluded that it has the power to direct the activities that most significantly impact the economic performance of the trusts, and as such, the Company continued to consolidate these trusts on its consolidated balance sheets.
During the fourth quarter of 2017, the counterparty fulfilled its obligation for the mandatory clean-up call under the Clean-up Call Agreement on one of the remaining trusts by making a payment to the trust of $71.4 million, at which point the counterparty took control of the remaining collateral in the trust, including loans and REO with a carrying value of $63.8 million and $0.1 million, respectively. The trust was then deconsolidated. As a result of the counterparty exercising its clean-up call obligation and the deconsolidation of the trust, the trust recognized a gain of $7.2 million during the fourth quarter of 2017, which is included in other gains (losses) on the consolidated statements of comprehensive income (loss). Additionally, during the fourth quarter of 2017, the Company expensed $7.2 million of the inducement fee, which is included in general and administrative expenses on the consolidated statements of comprehensive income (loss).
During the period from February 10, 2018 through December 31, 2018, the counterparty under the Clean-up Call Agreement for the Non-Residual Trusts fulfilled its obligation for the mandatory clean-up call on four of the remaining trusts by making payments to the trusts of $181.4 million, at which point the counterparty took control of the remaining collateral in the trusts, including loans and REO with a carrying value of $159.3 million and $0.6 million, respectively. The trusts were then deconsolidated. As a result of the counterparty exercising its clean-up call obligation and the deconsolidation of the trusts, the trusts recognized gains of $18.5 million during the period from February 10, 2018 through December 31, 2018. Additionally, the Company expensed $17.8 million and $0.5 million of the Clean-up Call Agreement inducement fee for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. The Clean-up Call Agreement inducement fee had a remaining balance of $11.0 million at December 31, 2018, which is included in other assets on the consolidated balance sheets.
For seven of the original ten Non-Residual Trusts and four securitization trusts that had not been consolidated, the Company, as part of an agreement to service the loans in all eleven trusts, also had an obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, which were issued to the eleven trusts by a third party as credit enhancements to these trusts. As the LOCs were provided as credit enhancements to these securitizations, the trusts would draw on these LOCs if there were insufficient cash flows from the underlying collateral to pay the bondholders. As a result of the Clean-up Call Agreement detailed above, the Company's obligation to reimburse a third party for the final $165.0 million in LOCs, if drawn, was terminated. Under the Clean-up Call Agreement, the Company is obligated to reimburse the counterparty for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to certain of the remaining securitization trusts from July 1, 2017 through each individual call date.
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
As discussed further in Note 18, during the fourth quarter of 2017, the notes issued under these financing facilities were purchased by a subsidiary with funds from a WIMC Securities Master Repurchase Agreement. The outstanding notes were pledged as collateral under the WIMC Securities Master Repurchase Agreement at December 31, 2017.

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
The Revolving Credit Facilities-Related VIEs are funded with HECMs and real estate owned that were repurchased from Ginnie Mae securitization pools utilizing warehouse facilities. These assets collateralize certain master repurchase agreements, which are not included in the Revolving Credit Facilities-Related VIEs. Refer to Note 19 for additional information.
Reverse Loan Buyout VIE
In October 2018, the Company closed on a transaction in which 100% of the participating interests in certain existing HECMs and real estate owned that were previously repurchased from Ginnie Mae securitization pools, and financed under existing warehouse facilities, were sold to a wholly-owned subsidiary managed by the Company. The participating interests were then pledged to a third-party lender under a note purchase agreement to secure the issuance of variable funding notes. The Company continues to service the loans under a servicing agreement with the wholly-owned subsidiary. The wholly-owned subsidiary is deemed to be a VIE due to the design of the entity, including restrictions on its operating activities and lack of equity at risk. As servicer of the loans and manager of the wholly-owned subsidiary, the Company determined that it was the primary beneficiary of the VIE and as a result, consolidated this VIE.
Included in the tables below are summaries of the carrying amounts of the assets and liabilities of consolidated VIEs (in thousands):

	Successor
	December 31, 2018
	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Reverse Loan Buyout VIE	Total
Assets
Restricted cash and cash equivalents	$3,467	$8,762	$—	$—	$12,229
Residential loans at fair value	117,410	—	—	207,524	324,934
Receivables, net	1,945	—	133	1,760	3,838
Servicer and protective advances, net	—	239,769	—	4,961	244,730
Other assets	444	547	10,804	11,297	23,092
Total assets	$123,266	$249,078	$10,937	$225,542	$608,823

Liabilities
Payables and accrued liabilities	$—	$446	$—	$1,465	$1,911
Servicing advance liabilities	—	218,291	—	—	218,291
Warehouse borrowings	—	—	—	225,399	225,399
Mortgage-backed debt	131,313	—	—	—	131,313
Total liabilities	$131,313	$218,737	$—	$226,864	$576,914

	Predecessor
	December 31, 2017
	Residual Trusts	Non-Residual Trusts	Servicer and Protective Advance Financing Facilities	Revolving Credit Facilities-Related VIEs	Total
Assets
Restricted cash and cash equivalents	$12,687	$8,020	$23,669	$—	$44,376
Residential loans at amortized cost, net	424,420	—	—	—	424,420
Residential loans at fair value	—	301,435	—	—	301,435
Receivables, net	—	5,608	—	216	5,824
Servicer and protective advances, net	—	—	446,799	—	446,799
Other assets	9,924	1,072	1,301	27,540	39,837
Total assets	$447,031	$316,135	$471,769	$27,756	$1,262,691

Liabilities
Payables and accrued liabilities	$2,178	$—	$908	$—	$3,086
Servicing advance liabilities (1)	—	—	444,563	—	444,563
Mortgage-backed debt	387,200	348,682	—	—	735,882
Total liabilities	$389,378	$348,682	$445,471	$—	$1,183,531
__________

(1)
The notes outstanding under Servicer and Protective Advance Financing Facilities were acquired by a subsidiary during the fourth quarter of 2017, primarily with proceeds from the WIMC Securities Master Repurchase Agreement. These notes are therefore eliminated upon consolidation at December 31, 2017.

The assets of the consolidated VIEs are pledged as collateral to the servicing advance liabilities, mortgage-backed debt, revolving credit facilities and variable funding notes and are not available to satisfy claims of general creditors of the Company. The mortgage-backed debt issued by each consolidated securitization trust is to be satisfied solely from the proceeds of the residential loans and other collateral held in the trusts, while the servicing advance liabilities related to the trusts are to be satisfied from the recoveries or repayments from the underlying advances and the variable funding notes related to the Reverse Loan Buyout VIE, which are included in warehouse borrowings, are to be satisfied from proceeds received on the underlying assets. The consolidated VIEs are not cross-collateralized and the holders of the mortgage-backed debt issued by the trusts and lenders under the Servicer and Protective Advance Financing Facilities and Reverse Loan Buyout VIE do not have recourse to the Company. Refer to Note 21 for additional information regarding the mortgage-backed debt, Note 18 for additional information regarding servicing advance liabilities and Note 19 for additional information regarding warehouse borrowings.
Prior to the adoption of fresh start accounting effective February 10, 2018, the Company accounted for the residential loans and mortgage-backed debt of the Residual Trusts at amortized cost. During the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, the Residual Trusts recognized interest income earned on the residential loans and interest expense incurred on the mortgage-backed debt in interest income on loans and interest expense, respectively, on the consolidated statements of comprehensive income (loss). Additionally, the Company recorded a provision for its estimate of probable incurred credit losses associated with the residential loans as provision for loan losses, which was included in other expenses, net on the consolidated statements of comprehensive income (loss). Interest receipts on residential loans and interest payments on mortgage-backed debt were included in operating activities, while principal payments on residential loans were included in investing activities and payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

The change in fair value of the assets and liabilities of the Residual Trusts subsequent to February 10, 2018 and the change in fair value of the assets and liabilities of the Non-Residual Trusts are included in other net fair value gains (losses) on the consolidated statements of comprehensive income (loss). Included in other net fair value gains (losses) is the interest income that is expected to be collected on the residential loans, the interest expense that is expected to be paid on the mortgage-backed debt, and the accretion of fair value. The non-cash component of other net fair value gains (losses) is recognized as an adjustment in reconciling net income or loss to net cash provided by or used in operating activities on the consolidated statements of cash flows. Principal payments on residential loans, draws on receivables, proceeds received from the exercise of mandatory call obligations and the cash outflow from the deconsolidation of the Non-Residual Trusts subsequent to the exercise of mandatory call obligations are included in investing activities while payments on mortgage-backed debt are included in financing activities on the consolidated statements of cash flows.
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
The change in fair value of the residential loans of the Revolving Credit Facilities-Related VIEs and of the Reverse Loan Buyout VIE are included in net fair value gains on reverse loans and related HMBS obligations on the consolidated statements of comprehensive income (loss). Declines in the value of real estate owned are recorded as adjustments to the carrying amount through a valuation allowance and are recorded in other expenses, net on the consolidated statements of comprehensive income (loss). Interest expense associated with the variable funding notes relating to the Reverse Loan Buyout VIE is included in interest expense on the consolidated statements of comprehensive income (loss).
Unconsolidated Variable Interest Entities
The Company has variable interests in VIEs that it does not consolidate as it has determined that it is not the primary beneficiary of the VIEs.
Other Servicing Arrangements
The Company is involved with other securitization trusts as servicer of the financial assets of the trusts. The Company’s servicing fees are anticipated to absorb more than an insignificant portion of the returns of the trusts and the Company has considered its contract to service the financial assets of the trusts as a variable interest. Typically, the Company’s involvement as servicer allows it to control the activities of the trusts that most significantly impact the economic performance of the trusts; however, based on the nature of the trusts, the obligations to its beneficial interest holders are guaranteed. Further, the Company’s involvement as servicer is subject to substantive kick-out rights held by a single party, and there are no significant barriers to the exercise of those kick-out rights. As a result, the Company has determined that it is not the primary beneficiary of those trusts and those trusts are not consolidated on the Company’s consolidated balance sheets. The termination of the Company as servicer to the financial assets of the trusts would eliminate any future servicing revenues and related cash flows associated with the underlying financial assets held by the trusts.
The maximum exposure to loss for VIEs, which is equal to the carrying value of assets recognized on the consolidated balance sheets, is immaterial as of December 31, 2018 and 2017.
6. Transfers of Residential Loans
Sales of Mortgage Loans
As part of its originations activities, the Company sells substantially all of its originated or purchased mortgage loans into the secondary market. The Company sells conventional-conforming and government-backed mortgage loans through GSE and agency-sponsored programs. The Company also sells non-conforming mortgage loans to private investors. The Company accounts for these transfers as sales. If the servicing rights are retained upon sale, the Company receives a fee for servicing the sold loans, which represents continuing involvement. During the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, 57%, 54% and 41%, respectively, of all mortgage loans sold by the Company were pooled into mortgage-backed securities guaranteed by Ginnie Mae, 28%, 39% and 50%, respectively, were purchased by Fannie Mae, and the remaining 15%, 7% and 9%, respectively, were primarily sold to Freddie Mac.
Certain guarantees arise from agreements associated with the sale of the Company's residential loans. Under these agreements, the Company may be obligated to repurchase loans, or otherwise indemnify or reimburse the credit owner or insurer for losses incurred, due to material breach of contractual representations and warranties. Refer to Note 29 for further information.

The following table presents the carrying amounts of the Company’s net assets that relate to its continued involvement with mortgage loans that have been sold with servicing rights retained and the unpaid principal balance of these sold loans (in thousands):

	Carrying Value of Net Assets Recorded on the Consolidated Balance Sheets				Unpaid Principal Balance of Sold Loans
	Servicing Rights, Net	Servicer and Protective Advances, Net	Payables and Accrued Liabilities	Total
Successor
December 31, 2018	$323,335	$25,449	$—	$348,784	$28,461,158

Predecessor
December 31, 2017	$385,744	$30,762	$(32)	$416,474	$36,274,449
At December 31, 2018 and 2017, 3.0% and 2.9%, respectively, of mortgage loans sold and serviced by the Company were 60 days or more past due.
The following table presents a summary of cash flows related to sales of mortgage loans (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Cash proceeds received from sales, net of fees	$11,389,421	$1,415,435	$16,863,357
Servicing fees collected (1)	96,019	13,884	121,064
Repurchases of previously sold loans (2)	123,641	14,948	95,950
__________

(1)	Represents servicing fees collected on all loans sold whereby the Company has continued involvement with mortgage loans that have been sold with servicing rights retained.

(2)
Includes Ginnie Mae buyout loans of $113.6 million, $14.2 million and $84.2 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

In connection with these sales, the Company recorded servicing rights using a fair value model that utilizes Level 3 unobservable inputs or using an agreed upon sales price considered to be Level 2 within the fair value hierarchy. Refer to Note 13 for information relating to servicing of residential loans.
Transfers of Reverse Loans
The Company, through RMS, is an approved issuer of Ginnie Mae HMBS. The HMBS are guaranteed by Ginnie Mae and collateralized by participation interests in HECMs insured by the FHA. The Company both originated and purchased HECMs that were pooled and securitized into HMBS that the Company sold into the secondary market with servicing rights retained. Effective January 2017, the Company exited the reverse mortgage originations business. The Company no longer has any reverse loans remaining in its originations pipeline and has finalized the shutdown of the reverse mortgage originations business. The Company continues to fund undrawn Tails available to borrowers.
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
At December 31, 2018, the unpaid principal balance and the carrying value associated with both the reverse loans and the real estate owned pledged as collateral to the securitization pools were $6.8 billion and $7.1 billion, respectively.

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
Transfers into and out of the fair value hierarchy levels are assumed to be as of the end of the quarter in which the transfer occurred. The Company transferred $14.6 million and $34.8 million in servicing rights carried at fair value from Level 3 to Level 2 during the period from February 10, 2018 through December 31, 2018 and the year ended December 31, 2017, respectively, as there was direct observable input in a non-active market available to measure these assets.

Items Measured at Fair Value on a Recurring Basis
The following table summarizes the assets and liabilities in each level of the fair value hierarchy (in thousands). There were an insignificant amount of assets or liabilities measured at fair value on a recurring basis utilizing Level 1 assumptions.

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Level 2
Assets
Mortgage loans held for sale	$777,226	$588,485
Servicing rights carried at fair value	14,565	—
Freestanding derivative instruments	1,770	2,757
Level 2 assets	$793,561	$591,242
Liabilities
Freestanding derivative instruments	$13,410	$981
Servicing rights related liabilities	—	32
Level 2 liabilities	$13,410	$1,013

Level 3
Assets
Reverse loans	$8,202,775	$9,789,444
Mortgage loans related to Non-Residual Trusts	117,410	301,435
Mortgage loans related to Residual Trusts and other loans held for investment (1)	1,044	—
Mortgage loans held for sale	61	68
Charged-off loans	48,440	45,800
Receivables related to Non-Residual Trusts	1,945	5,608
Servicing rights carried at fair value	548,579	714,774
Freestanding derivative instruments (IRLCs)	16,617	26,637
Level 3 assets	$8,936,871	$10,883,766
Liabilities
Freestanding derivative instruments (IRLCs)	$327	$269
Mortgage-backed debt related to Non-Residual Trusts	131,313	348,682
HMBS related obligations	7,264,821	9,175,128
Level 3 liabilities	$7,396,461	$9,524,079
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

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of these assets and liabilities (in thousands):

	Successor
	For the Period From February 10, 2018 Through December 31, 2018
	Fair Value February 10, 2018	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales and other	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value December 31, 2018
Assets
Reverse loans	$9,702,263	$202,844	$—	$(210,172)	$224,001	$(1,716,161)	$—	$8,202,775
Mortgage loans related to Non-Residual Trusts (1)	299,790	15,728	—	(159,344)	—	(38,764)	—	117,410
Mortgage loans related to Residual Trusts and other loans held for investment	304,051	(830)	—	(287,068)	—	(15,109)	—	1,044
Mortgage loans held for sale	67	24	—	—	—	(30)	—	61
Charged-off loans (2)	50,299	32,411	—	—	—	(34,270)	—	48,440
Receivables related to Non-Residual Trusts	4,730	48	—	—	—	(2,833)	—	1,945
Servicing rights carried at fair value	688,466	(96,873)	55	(140,434)	111,930	—	(14,565)	548,579
Freestanding derivative instruments (IRLCs)	24,460	(7,786)	—	—	—	(57)	—	16,617
Total assets	$11,074,126	$145,566	$55	$(797,018)	$335,931	$(1,807,224)	$(14,565)	$8,936,871

Liabilities
Freestanding derivative instruments (IRLCs)	$(3,023)	$2,696	$—	$—	$—	$—	$—	$(327)
Mortgage-backed debt related to Non-Residual Trusts	(344,002)	(7,784)	—	—	—	220,473	—	(131,313)
Mortgage-backed debt related to Residual Trusts	(390,152)	1,331	—	356,621	—	32,200	—	—
HMBS related obligations	(8,913,052)	(156,011)	—	—	(251,946)	2,056,188	—	(7,264,821)
Total liabilities	$(9,650,229)	$(159,768)	$—	$356,621	$(251,946)	$2,308,861	$—	$(7,396,461)
__________

(1)
Sales and other for mortgage loans related to Non-Residual Trusts represents loans transferred to the counterparty under the Clean-up Call Agreement upon the counterparty's exercise of the mandatory clean-up call on the remaining trusts. Refer to Notes 5 and 29 for further information.

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates, of $11.6 million during the period from February 10, 2018 through December 31, 2018.

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
__________

(1)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates, of $5.7 million during the period from January 1, 2018 through February 9, 2018.

	Predecessor
	For the Year Ended December 31, 2017
	Fair Value January 1, 2017	Total Gains (Losses) Included in Comprehensive Loss	Purchases and Other	Sales and Other	Originations / Issuances	Settlements	Transfers Out of Level 3	Fair Value December 31, 2017
Assets
Reverse loans	$10,742,922	$242,288	$44,769	$—	$337,378	$(1,577,913)	$—	$9,789,444
Mortgage loans related to Non-Residual Trusts (1)	450,377	25,214	—	(88,842)	—	(85,314)	—	301,435
Mortgage loans held for sale (1)	—	(131)	—	1,671	—	(1,472)	—	68
Charged-off loans (2)	46,963	39,072	—	—	—	(40,235)	—	45,800
Receivables related to Non-Residual Trusts	15,033	5,224	—	—	—	(14,649)	—	5,608
Servicing rights carried at fair value (3)	936,423	(263,629)	670	5,356	70,801	—	(34,847)	714,774
Freestanding derivative instruments (IRLCs)	53,394	(26,556)	—	—	—	(201)	—	26,637
Total assets	$12,245,112	$21,482	$45,439	$(81,815)	$408,179	$(1,719,784)	$(34,847)	$10,883,766

Liabilities
Freestanding derivative instruments (IRLCs)	$(4,193)	$3,924	$—	$—	$—	$—	$—	$(269)
Mortgage-backed debt related to Non-Residual Trusts	(514,025)	(26,519)	—	—	—	191,862	—	(348,682)
HMBS related obligations	(10,509,449)	(199,869)	—	—	(464,192)	1,998,382	—	(9,175,128)
Total liabilities	$(11,027,667)	$(222,464)	$—	$—	$(464,192)	$2,190,244	$—	$(9,524,079)
__________

(1)
During the year ended December 31, 2017, $25.1 million of loans transferred from mortgage loans related to Non-Residual Trusts to mortgage loans held for sale upon exercising mandatory call obligations reflected within "Sales and Other" in the above table. Refer to Note 29 for additional information on the mandatory call obligations. In December 2017, a majority of these loans were sold to NRM for $23.4 million

(2)
Included in gains on charged-off loans are gains from instrument-specific credit risk, which primarily result from changes in assumptions related to collection rates, of $15.8 million during the year ended December 31, 2017.

(3)
Amounts transferred out of Level 3 consisted of servicing rights that were transferred to Level 2 during the third quarter of 2017. These transfers resulted from an agreement with a third-party to sell such servicing rights, which were subsequently sold during the fourth quarter of 2017. In total, the Company sold $117.5 million of servicing rights during the year ended December 31, 2017. Refer to Note 13 for additional information on servicing rights sold during the year.

Refer to Note 3 for the location within the consolidated statements of comprehensive income (loss) of the gains and losses resulting from changes in fair value of assets and liabilities disclosed above. Total gains and losses included above include interest income and interest expense at the stated rate for interest-bearing assets and liabilities, respectively, accretion and amortization, and the impact of the changes in valuation inputs and assumptions.
The Company’s Valuation Committee determines and approves valuation policies and unobservable inputs used to estimate the fair value of items measured at fair value on a recurring basis. The Valuation Committee, consisting of certain members of the senior executive management team, meets on a quarterly basis to review the assets and liabilities that require fair value measurement, including how each asset and liability has actually performed in comparison to the unobservable inputs and the projected performance. The Valuation Committee also reviews related available market data. Fair value adjustments relating to the adoption of fresh start accounting are discussed in more detail in Note 2.
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

	Successor		Predecessor
	December 31, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)
Assets
Reverse loans
Weighted-average remaining life in years (2)	0.0 - 9.4	2.8	0.3 - 10.2	3.5	0.3 - 10.2	3.8
Conditional repayment rate (3)	12.71% - 65.89%	32.25%	12.61% - 71.68%	34.43%	12.61% - 71.68%	30.23%
Discount rate	1.82% - 4.36%	3.84%	2.79% - 4.17%	3.59%	3.05% - 4.17%	3.60%
Mortgage loans related to Non-Residual Trusts
Conditional prepayment rate (4)	2.09% - 2.41%	2.23%	1.99% - 2.51%	2.30%	2.08% - 2.53%	2.34%
Conditional default rate (4)	1.21% - 4.14%	2.06%	1.05% - 4.70%	2.55%	1.01% - 4.97%	2.61%
Loss severity	78.97% - 99.96%	93.55%	96.30% - 100.00%	99.79%	90.60% - 100.00%	99.46%
Discount rate	8.32%	8.32%	8.32%	8.32%	8.32%	8.32%
Mortgage loans related to Residual Trusts and other loans held for investment
Conditional prepayment rate (4)(5)	—	—	2.66% - 3.57%	3.06%	—	—
Conditional default rate (4)(5)	—	—	4.13% - 5.32%	4.53%	—	—
Loss severity (5)	—	—	27.00% - 30.00%	28.25%	—	—
Discount rate (5)	—	—	8.25%	8.25%	—	—
Mortgage loans held for sale
Conditional prepayment rate (4)	4.81%	4.81%	4.81%	4.81%	4.81%	4.81%
Conditional default rate (4)	2.46%	2.46%	2.46%	2.46%	2.46%	2.46%
Loss severity	99.40%	99.40%	99.40%	99.40%	99.40%	99.40%
Discount rate	9.80%	9.80%	9.80%	9.80%	9.80%	9.80%
Charged-off loans
Collection rate	3.71% - 5.69%	3.80%	3.42% - 6.05%	3.55%	2.84% - 4.47%	2.92%
Discount rate	28.00%	28.00%	28.00%	28.00%	28.00%	28.00%
Receivables related to Non-Residual Trusts
Conditional prepayment rate (4)	2.42% - 2.57%	2.37%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate (4)	1.41% - 4.14%	3.07%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	77.03% - 99.96%	94.33%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	0.50%	0.50%	0.50%	0.50%	0.50%	0.50%
Servicing rights carried at fair value
Weighted-average remaining life in years (2)	2.1 - 7.5	5.4	2.4 - 7.5	5.9	2.4 - 7.1	5.6
Discount rate	9.63% - 13.11%	10.78%	9.63% - 14.62%	11.70%	9.91% - 14.97%	11.92%
Conditional prepayment rate (4)	5.12% - 24.87%	10.79%	6.07% - 27.00%	9.70%	6.80% - 25.85%	11.10%
Conditional default rate (4)	0.03% - 6.42%	0.77%	0.09% - 10.22%	0.90%	0.06% - 3.20%	0.91%
Cost to service	$62 - $1,260	$121	$62 - $1,260	$137	$62 - $1,260	$136
Interest rate lock commitments
Loan funding probability	4.20% - 100.00%	69.44%	1.00% - 100.00%	62.49%	1.00% - 100.00%	62.97%
Fair value of initial servicing rights multiple (6)	0.01 - 6.50	3.60	0.02 - 5.64	2.79	0.01 - 5.24	2.74

	Successor		Predecessor
	December 31, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)	Range of Input (1)	Weighted Average of Input (1)
Liabilities
Interest rate lock commitments
Loan funding probability	43.00% - 100.00%	88.46%	14.19% - 100.00%	82.62%	33.64% - 100.00%	84.76%
Fair value of initial servicing rights multiple (6)	0.50 - 5.90	3.60	0.08 - 5.86	3.39	0.24 - 4.92	3.32
Mortgage-backed debt related to Non-Residual Trusts
Conditional prepayment rate (4)	2.24% - 2.57%	2.37%	2.46% - 3.29%	3.02%	2.49% - 3.01%	2.79%
Conditional default rate (4)	1.41% - 4.14%	3.07%	1.99% - 5.32%	3.50%	1.72% - 6.02%	3.61%
Loss severity	77.03% - 99.96%	94.33%	94.86% - 100.00%	98.89%	88.88% - 100.00%	97.71%
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Mortgage-backed debt related to Residual Trusts
Conditional prepayment rate (4)(5)	—	—	2.66% - 3.57%	3.06%	—	—
Conditional default rate (4)(5)	—	—	4.13% - 5.32%	4.53%	—	—
Loss severity (5)	—	—	27.00% - 30.00%	28.25%	—	—
Discount rate (5)	—	—	6.00%	6.00%	—	—
HMBS related obligations
Weighted-average remaining life in years (2)(7)	0.0 - 7.0	3.0	0.3 - 7.7	3.2	0.4 - 7.8	3.7
Conditional repayment rate (3)(7)	13.00% - 77.52%	34.60%	12.90% - 79.57%	37.32%	12.90% - 86.87%	32.07%
Discount rate (7)	1.75% - 4.02%	3.64%	2.81% - 3.91%	3.39%	3.02% - 3.98%	3.45%
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

(5)
Significant observable inputs used in the fair value measurement of mortgage loans related to Residual Trusts and other loans held for investment and mortgage-backed debt related to Residual Trusts was omitted at December 31, 2018 as the Residual Trusts were deconsolidated in November 2018 and the remaining loans held for investment are insignificant.

(6)
Fair value of servicing rights embedded in IRLCs, which represents a multiple of the annual servicing fee, excludes the impact of certain IRLCs identified as servicing released for which the Company does not ultimately realize the benefits.

(7)	The Company has revised the February 9, 2018 disclosed inputs for HMBS related obligations. The total HMBS related obligations balance reported in Note 2 was not impacted by this disclosure revision.
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

Presented in the table below is the estimated fair value and unpaid principal balance of loans and debt instruments that have contractual principal amounts and for which the Company has elected the fair value option (in thousands):

	Successor		Predecessor
	December 31, 2018		December 31, 2017
	Estimated Fair Value	Unpaid Principal Balance	Estimated Fair Value	Unpaid Principal Balance
Loans at fair value under the fair value option
Reverse loans (1)	$8,202,775	$8,030,431	$9,789,444	$9,460,616
Mortgage loans held for sale (1)	777,287	746,229	588,553	567,492
Mortgage loans related to Non-Residual Trusts	117,410	130,840	301,435	344,421
Mortgage loans related to Residual Trusts and other loans held for investment (2)	1,044	1,052	—	—
Charged-off loans	48,440	2,202,491	45,800	2,333,820
Total	$9,146,956	$11,111,043	$10,725,232	$12,706,349

Debt instruments at fair value under the fair value option
Mortgage-backed debt related to Non-Residual Trusts	$131,313	$139,064	$348,682	$353,262
HMBS related obligations (3)	7,264,821	6,987,306	9,175,128	8,743,700
Total	$7,396,134	$7,126,370	$9,523,810	$9,096,962
__________

(1)	Includes loans that collateralize master repurchase agreements. Refer to Note 19 for additional information.

(2)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

(3)	For HMBS related obligations, the unpaid principal balance represents the balance outstanding.
Included in mortgage loans related to Non-Residual Trusts are loans that are 90 days or more past due that have a fair value of $1.1 million and a loss severity rate of 89% at December 31, 2018, and no fair value at December 31, 2017 as a result of severity rates being greater than 100%. These loans have an unpaid principal balance of $9.9 million and $22.2 million at December 31, 2018 and 2017, respectively. Mortgage loans held for sale that are 90 days or more past due had an unpaid principal balance of $5.6 million and $10.1 million at December 31, 2018 and 2017, respectively. Charged-off loans are predominantly 90 days or more past due.
Items Measured at Fair Value on a Non-Recurring Basis
The Company held real estate owned, net of $75.6 million and $116.6 million at December 31, 2018 and 2017, respectively. In addition, the Company had loans that were in the process of foreclosure of $349.0 million and $489.0 million at December 31, 2018 and 2017, respectively, which are included in residential loans at amortized cost, net and residential loans at fair value on the consolidated balance sheets. Real estate owned, net is included within other assets on the consolidated balance sheets and is measured at net realizable value on a non-recurring basis utilizing significant unobservable inputs or Level 3 assumptions in the valuation.
The following table presents the significant unobservable input used in the fair value measurement of real estate owned, net:

	Successor		Predecessor
	December 31, 2018		February 9, 2018		December 31, 2017
Significant Unobservable Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input	Range of Input	Weighted Average of Input
Real estate owned, net
Loss severity (1)	0.00% - 49.70%	4.99%	0.00% - 68.66%	7.54%	0.00% - 78.76%	6.16%
__________

(1)	Loss severity is based on the unpaid principal balance of the related loan at the time of foreclosure.

The Company held real estate owned, net in the Reverse Mortgage and Servicing segments and the Corporate and Other non-reportable segment of $67.3 million, $7.8 million and $0.5 million, respectively, at December 31, 2018 and $101.8 million, $13.7 million and $1.1 million, respectively, at December 31, 2017. At December 31, 2018, concentrations of properties (represented by 5% or more of real estate owned) were located in Texas, Alabama, Illinois, Maryland, and Pennsylvania. In determining fair value, the Company either obtains appraisals or performs a review of historical severity rates of real estate owned previously sold by the Company. When utilizing historical severity rates, the properties are stratified by collateral type and/or geographical concentration and length of time held by the Company. The severity rates are reviewed for reasonableness by comparison to third-party market trends and fair value is determined by applying severity rates to the stratified population. In the determination of fair value of real estate owned associated with reverse mortgages, the Company considers amounts typically covered by FHA insurance. Management approves valuations that have been determined using the historical severity rate method.
Real estate owned expenses, net, which are recorded in other expenses, net on the consolidated statements of comprehensive income (loss) were $(38.6) million, less than $0.1 million and $7.4 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. Included in real estate owned expenses, net are lower of cost or fair value adjustments of $3.9 million, $0.7 million and $5.3 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. In addition, real estate owned expenses, net includes a gain of $37.3 million for the period from February 10, 2018 through December 31, 2018, relating to the reversal of deferred income as a result of the sale and deconsolidation of the Residual Trusts which is discussed in further detail in Note 5.
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

		Successor		Predecessor
		December 31, 2018		December 31, 2017
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Residential loans at amortized cost, net (1)(2)	Level 3	$7,428	$7,186	$443,056	$432,518
Servicer and protective advances, net	Level 3	440,497	438,032	813,433	778,007

Financial liabilities (1)
Servicing advance liabilities (3)	Level 3	217,991	218,291	478,838	483,462
Corporate debt (4)(5)	Level 2	1,133,218	850,647	1,994,411	1,553,076
Mortgage-backed debt carried at amortized cost (2)	Level 3	—	—	387,200	391,539
__________

(1)	Excludes loans subject to repurchase from Ginnie Mae and the related liability.

(2)
In connection with the adoption of fresh start accounting effective February 10, 2018, the Company changed its method of accounting for the residential loans and mortgage-backed debt of the Residual Trusts from amortized cost to fair value.

(3)	The carrying amounts of servicing advance liabilities are net of deferred issuance costs, including those relating to line-of-credit arrangements, which are recorded in other assets.

(4)	At December 31, 2017, the carrying amounts of corporate debt are net of the 2013 Revolver deferred issuance costs, which are recorded in other assets on the consolidated balance sheets.

(5)	Includes liabilities subject to compromise with a carrying value of $781.1 million and an estimated fair value of $358.8 million at December 31, 2017.
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
Net Gains on Sales of Loans
Provided in the table below is a summary of the components of net gains on sales of loans (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Realized gains (losses) on sales of loans	$(5,602)	$3,582	$171,537
Change in unrealized gains (losses) on loans held for sale	7,425	(9,343)	10,309
Losses on interest rate lock commitments	(5,089)	(4,926)	(22,632)
Gains (losses) on forward sales commitments	(22,948)	24,570	(31,662)
Gains (losses) on MBS purchase commitments	13,807	(872)	(2,749)
Capitalized servicing rights	155,989	13,227	132,581
Provision for repurchases	(5,522)	(729)	(6,991)
Interest income	23,790	2,298	34,126
Other	(140)	156	(128)
Net gains on sales of loans	$161,710	$27,963	$284,391
Net Fair Value Gains on Reverse Loans and Related HMBS Obligations
Provided in the table below is a summary of the components of net fair value gains on reverse loans and related HMBS obligations (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Interest income on reverse loans	$379,215	$47,116	$450,628
Change in fair value of reverse loans	(176,371)	(15,640)	(208,340)
Net fair value gains on reverse loans	202,844	31,476	242,288

Interest expense on HMBS related obligations (1)	(310,721)	(40,427)	(398,241)
Change in fair value of HMBS related obligations	154,710	19,527	198,372
Net fair value losses on HMBS related obligations	(156,011)	(20,900)	(199,869)
Net fair value gains on reverse loans and related HMBS obligations	$46,833	$10,576	$42,419
__________

(1)	Excludes interest expense related to the warehouse facilities used to fund Ginnie Mae buyouts.

8. Freestanding Derivative Financial Instruments
The following table provides the total notional or contractual amounts and related fair values of derivative assets and liabilities as well as cash margin (in thousands):

	Successor			Predecessor
	December 31, 2018			December 31, 2017
	Notional/ Contractual Amount	Fair Value		Notional/ Contractual Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Interest rate lock commitments	$1,303,501	$16,617	$327	$1,509,712	$26,637	$269
Forward sales commitments	2,300,606	388	13,359	1,724,500	2,224	903
MBS purchase commitments	677,500	1,382	51	298,000	533	78
Total derivative instruments		$18,387	$13,737		$29,394	$1,250
Cash margin		$12,087	$—		$—	$1,533
Derivative positions subject to netting arrangements include all forward sales commitments, MBS purchase commitments and cash margin, as reflected in the table above, and allow the Company to net settle asset and liability positions, as well as associated cash margin, with the same counterparty. After consideration of these netting arrangements and offsetting positions by counterparties, the total net settlement amount as it relates to these positions were asset positions of $1.3 million and $0.9 million, and liability positions of $1.0 million and $0.6 million, at December 31, 2018 and 2017, respectively.
During the fourth quarter of 2017, the Company terminated the previously disclosed master netting arrangements with two counterparties and entered into a new master netting arrangement associated with an existing master repurchase agreement amended under the WIMC DIP Warehouse Facilities. On February 9, 2018 upon the WIMC Effective Date of the WIMC Prepackaged Plan, the WIMC DIP Warehouse Facilities transitioned into the WIMC Exit Warehouse Facilities, whereupon the master repurchase agreement amended under the WIMC DIP Warehouse Facilities continues to provide financing for the Company's originations business. This new master netting arrangement allows for periodic offsetting of derivative positions and margins of two of the Company's counterparties against amounts associated with the WIMC Exit Warehouse Facilities. The Company had aggregate net derivative liability position with the two counterparties of less than $0.1 million at December 31, 2018 and an aggregate net derivative asset position with the two counterparties of $0.4 million at December 31, 2017. Refer to Note 19 for additional information regarding the WIMC Exit Warehouse Facilities. As discussed further in Note 31, in February 2019, the WIMC Exit Warehouse Facilities were repaid and refinanced or otherwise replaced with the DHCP DIP Warehouse Facilities.
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
Residential loans at amortized cost, net are comprised of the following components (in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Unpaid principal balance (1)	$481,050	$1,021,172
Unamortized discounts and other cost basis adjustments, net (2)	(6,230)	(29,371)
Allowance for loan losses	(940)	(6,347)
Residential loans at amortized cost, net (3)	$473,880	$985,454
__________

(1)	Includes loans subject to repurchase from Ginnie Mae of $466.5 million and $542.4 million at December 31, 2018 and 2017, respectively.

(2)	Includes $0.1 million and $4.5 million of accrued interest receivable at December 31, 2018 and 2017, respectively.

(3)
Includes $561.0 million of mortgage loans that are not related to consolidated VIEs at December 31, 2017. The balance at December 31, 2018 does not include any mortgage loans related to consolidated VIEs.

In connection with the adoption of fresh start accounting, the Company elected fair value accounting for its mortgage loans related to the Residual Trusts, which resulted in a reduction to residential loans at amortized cost totaling $317.2 million at February 9, 2018 due to the reclassification of these loans from residential loans at amortized cost, net to residential loans at fair value. In addition, the Company adjusted residential loans carried at amortized cost to fair value. The net carrying value of the loans approximated fair value, and accordingly, the allowance for loan losses for each loan classification was netted against the gross asset amount to arrive at the gross asset balances under fresh start accounting. Refer to Note 2 for additional information regarding fresh start accounting adjustments.
Allowance for Loan Losses
The allowance for loan losses relates only to the unpaid principal balance of loans excluding loans subject to repurchase from Ginnie Mae. The following table summarizes the activity in the allowance for loan losses on residential loans at amortized cost, net (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$681	$6,347	$5,167
Adoption of ASC 610	—	(1,538)	—
Fresh start accounting adjustments	—	(4,264)	—
Provision for loan losses (1)	69	238	3,643
Charge-offs, net of recoveries (2)	190	(102)	(2,463)
Balance at end of the period	$940	$681	$6,347
__________

(1)	Provision for loan losses is included in other expenses, net on the consolidated statements of comprehensive income (loss).

(2)
Includes charge-offs recognized upon foreclosure of real estate in satisfaction of residential loans of $0.1 million and $1.0 million for the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

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
Factors that are important to managing overall credit quality and minimizing loan losses include sound loan underwriting, monitoring of existing loans, early identification of problem loans and timely resolution of problems. The Company primarily utilizes delinquency status to monitor the credit quality of the portfolio. The Company considers all loans 30 days or more past due to be nonperforming and all loans that are current to be performing with regard to its credit quality profile. The Company had a recorded investment in loans that were 30 days or more past due of $3.6 million and $74.4 million at December 31, 2018 and 2017, respectively.
Concentrations of Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at amortized cost are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2018, the concentrations of homes securing these loans (represented by 5% or more of unpaid principal balance) were located in Florida, California, Texas, Massachusetts, Arizona and Pennsylvania.

10. Residential Loans at Fair Value
Residential Loans Held for Investment
Residential loans held for investment and carried at fair value include reverse loans, mortgage loans related to Non-Residual Trusts and charged-off loans. In connection with the adoption of fresh start accounting effective February 10, 2018, the Company elected fair value accounting for its mortgage loans related to the Residual Trusts. The Company's residual interests in the Residual Trusts were subsequently sold in November 2018.
Credit Risk
Concentrations of credit risk associated with the residential loan portfolio carried at fair value and held for investment are limited due to the large number of customers and their dispersion across many geographic areas. At December 31, 2018, the concentrations of homes securing reverse loans and mortgage loans related to Non-Residual Trusts (represented by 5% or more of unpaid principal balance) were located in California, Texas, New York and Florida.
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
The charged-off loan portfolio was acquired for a substantial discount to face value and, as a result, exposes the Company to minimal credit risk.
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
A reconciliation of the changes in residential loans held for sale to the amounts presented on the consolidated statements of cash flows is presented in the following table (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$371,282	$588,553	$1,176,280
Purchases and originations of loans held for sale	11,821,103	1,207,155	16,128,212
Proceeds from sales of and payments on loans held for sale (1)	(11,441,044)	(1,421,102)	(16,957,389)
Realized gains (losses) on sales of loans (2)	(5,602)	3,582	171,537
Change in unrealized gains (losses) on loans held for sale (2)	7,425	(9,343)	10,309
Interest income (2)	23,790	2,298	34,126
Loans acquired from Non-Residual Trusts (3)	—	—	25,062
Other	333	139	416
Balance at end of the period	$777,287	$371,282	$588,553
__________

(1)	Excludes realized gains and losses on freestanding derivatives.

(2)
Amount is a component of net gains on sales of loans on the consolidated statements of comprehensive income (loss). Refer to Note 7 for additional information related to the components of net gains on sales of loans.

(3)	Loans acquired from Non-Residual Trusts upon exercise of mandatory call obligation.

Credit Risk
The Company is subject to credit risk associated with mortgage loans that it purchases and originates during the period of time prior to the sale of these loans. The Company considers credit risk associated with these loans to be insignificant as it holds the loans for a short period of time, which is, on average, approximately 20 days from the date of borrowing, and the market for these loans continues to be highly liquid. The Company is also subject to credit risk associated with mortgage loans it has repurchased as a result of breaches of representations and warranties during the period of time between repurchase and resale. At December 31, 2018, the Company held $3.8 million in repurchased loans.
11. Receivables, Net
Receivables, net consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Servicing fee receivables	$25,158	$24,838
Income tax receivables	17,639	17,477
Servicing rights holdback receivable (1)	14,050	31,336
Receivables related to Non-Residual Trusts	1,945	5,608
Other receivables	59,611	49,829
Total receivables	118,403	129,088
Less: Allowance for uncollectible receivables	(1,587)	(4,744)
Receivables, net	$116,816	$124,344
__________

(1)	Servicing rights holdback receivable relates primarily to sales of MSR to NRM. Refer to Note 4 for further information regarding transactions with NRM.
In connection with the adoption of fresh start accounting at February 9, 2018, the Company adjusted receivables to fair value, which included an adjustment to decrease the servicing rights holdback receivable by $1.7 million. With the exception of the servicing rights holdback receivable, the net carrying value of the receivables approximated fair value. Accordingly, the allowance for uncollectible accounts for each receivable was netted against the gross receivable amount to arrive at the gross receivable balances under fresh start accounting. Refer to Note 2 for additional information regarding fresh start accounting adjustments.
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

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Protective advances	$446,556	$928,552
Servicer advances	35,629	49,106
Total servicer and protective advances	482,185	977,658
Less: Allowance for uncollectible advances	(41,688)	(164,225)
Servicer and protective advances, net	$440,497	$813,433
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in a decrease to servicer and protective advances totaling $24.4 million at February 9, 2018, as further described in Note 2.

The following table shows the activity in the allowance for uncollectible advances (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$—	$164,225	$146,781
Fresh start accounting adjustments	—	(166,174)	—
Provision for uncollectible advances	39,819	2,674	51,612
Charge-offs, net of recoveries	1,869	(725)	(34,168)
Balance at end of the period	$41,688	$—	$164,225
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
Provided below is a summary of the Company’s total servicing portfolio (dollars in thousands):

	Successor		Predecessor
	December 31, 2018		December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Third-party credit owners
Capitalized servicing rights	648,272	$66,032,203	854,292	$93,599,077
Capitalized subservicing (1)	21,650	2,317,501	29,681	3,242,241
Subservicing	752,927	109,412,032	712,040	99,500,678
Total third-party servicing portfolio	1,422,849	177,761,736	1,596,013	196,341,996
On-balance sheet residential loans and real estate owned	56,318	9,476,800	82,480	11,522,817
Total servicing portfolio	1,479,167	$187,238,536	1,678,493	$207,864,813
__________

(1)	Consists of subservicing contracts acquired through business combinations whereby the benefits from the contract are greater than adequate compensation for performing the servicing.
The Company's two largest subservicing customers represented approximately 73% and 16% of the Company's total subservicing portfolio based on unpaid principal balance at December 31, 2018 and approximately 69% and 21% of the Company's total subservicing portfolio based on unpaid principal balance at December 31, 2017.
The Company’s geographic diversification of its third-party servicing portfolio, based on the outstanding unpaid principal balance, is as follows (dollars in thousands):

	Successor			Predecessor
	December 31, 2018			December 31, 2017
	Number of Accounts	Unpaid Principal Balance	Percentage of Total	Number of Accounts	Unpaid Principal Balance	Percentage of Total
California	163,609	$33,363,803	18.8%	181,126	$35,774,862	18.2%
Florida	120,423	14,700,373	8.3%	134,124	16,247,905	8.3%
Texas	116,621	10,754,837	6.0%	127,442	11,378,660	5.8%
Other <5%	1,022,196	118,942,723	66.9%	1,153,321	132,940,572	67.7%
Total	1,422,849	$177,761,736	100.0%	1,596,013	$196,341,999	100.0%

Net Servicing Revenue and Fees
The Company earns servicing income from its third-party servicing portfolio. The following table presents the components of net servicing revenue and fees, which includes revenues earned by the Servicing and Reverse Mortgage segments and, beginning in March 2018, the Corporate and Other non-reportable segment (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Servicing fees	$335,718	$52,855	$491,531
Incentive and performance fees	42,513	6,019	59,660
Ancillary and other fees (1)	65,641	7,335	83,753
Servicing revenue and fees	443,872	66,209	634,944
Change in fair value of servicing rights	(97,007)	64,663	(266,246)
Amortization of servicing rights (2)(3)	(7,531)	(2,187)	(21,954)
Change in fair value of servicing rights related liabilities	—	—	(62)
Net servicing revenue and fees	$339,334	$128,685	$346,682
__________

(1)
Includes late fees of $45.4 million, $5.1 million and $56.8 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

(2)
Includes amortization of a servicing liability of $7.6 million, $0.6 million and $4.1 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

(3)
Includes impairment of servicing rights and a servicing liability of $4.9 million, $1.6 million and $16.1 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

Servicing revenue and fees for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017 included $239.0 million, $33.8 million and $306.9 million, respectively, from servicing Fannie Mae residential loans and $87.6 million, $14.2 million and $96.9 million, respectively, from servicing Ginnie Mae loans. In addition, servicing revenue and fees for the year ended December 31, 2017 included $67.5 million from servicing Freddie Mac loans.
Servicing Rights
Servicing Rights Carried at Amortized Cost
The following table summarizes the activity in the carrying value of servicing rights carried at amortized cost by class (in thousands):

	Successor		Predecessor
	For the Period From February 10, 2018 Through December 31, 2018		For the Period From January 1, 2018 Through February 9, 2018		For the Year Ended December 31, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Balance at beginning of the period	$57,148	$4,542	$54,466	$4,011	$74,621	$5,505
Fresh start accounting adjustments	—	—	4,221	1,211	—	—
Amortization	(9,022)	(1,201)	(944)	(148)	(8,423)	(1,494)
Impairment	(3,167)	(346)	(595)	(532)	(11,732)	—
Disposals	(3,744)	(133)	—	—	—	—
Balance at end of the period	$41,215	$2,862	$57,148	$4,542	$54,466	$4,011

Servicing rights accounted for at amortized cost are evaluated for impairment by strata based on their estimated fair values. The risk characteristics used to stratify servicing rights for purposes of measuring impairment are the type of loan products, which consist of manufactured housing loans, first lien residential mortgages and second lien residential mortgages for the mortgage loan class, and reverse mortgages for the reverse loan class. The fair value of servicing rights for the mortgage loan class and the reverse loan class was $51.7 million and $3.1 million, respectively, at December 31, 2018 and $59.7 million and $4.8 million, respectively, at December 31, 2017. Fair value was estimated using the present value of projected cash flows over the estimated period of net servicing income.
The estimation of fair value requires significant judgment and uses key economic inputs and assumptions, which are provided in the table below:

	Successor		Predecessor
	December 31, 2018		February 9, 2018		December 31, 2017
	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan	Mortgage Loan	Reverse Loan
Weighted-average remaining life in years (1)	4.1	2.7	4.5	2.7	4.5	2.8
Weighted-average discount rate	13.00%	15.00%	13.00%	15.00%	13.00%	15.00%
Conditional prepayment rate (2)	5.67%	N/A	5.34%	N/A	5.91%	N/A
Conditional default rate (2)	2.75%	N/A	2.48%	N/A	2.45%	N/A
Conditional repayment rate (3)	N/A	36.66%	N/A	36.68%	N/A	36.01%
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
Servicing Rights Carried at Fair Value
The following table summarizes the activity in servicing rights carried at fair value (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$688,466	$714,774	$949,593
Servicing rights capitalized upon sales of loans	166,203	14,493	148,227
Sales	(194,573)	(105,457)	(117,470)
Purchases	143	—	670
Other	(88)	(7)	—
Change in fair value due to:
Changes in valuation inputs or other assumptions (1)	2,195	78,132	(134,573)
Other changes in fair value (2)	(99,202)	(13,469)	(131,673)
Total change in fair value	(97,007)	64,663	(266,246)
Balance at end of the period	$563,144	$688,466	$714,774
__________

(1)	Represents the change in fair value typically resulting from market-driven changes in interest rates and prepayment speeds.

(2)	Represents the realization of expected cash flows over time.
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

The following table summarizes the hypothetical effect on the fair value of servicing rights carried at fair value using adverse changes of 10% and 20% to the weighted average of the significant assumptions used in valuing these assets (dollars in thousands):

	Successor			Predecessor
	December 31, 2018			December 31, 2017
		Decline in fair value due to			Decline in fair value due to
	Assumption	10% adverse change	20% adverse change	Assumption	10% adverse change	20% adverse change
Weighted-average discount rate	10.78%	$(20,815)	$(40,169)	11.92%	$(29,892)	$(57,517)
Weighted-average conditional prepayment rate	10.79%	(19,192)	(36,967)	11.10%	(27,261)	(52,551)
Weighted-average conditional default rate	0.77%	(25,609)	(51,343)	0.91%	(31,610)	(63,832)
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

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Weighted-average life in years	5.4	6.3	6.4
Weighted-average discount rate	12.25%	14.75%	14.27%
Weighted-average conditional prepayment rate	11.94%	8.74%	9.14%
Weighted-average conditional default rate	1.11%	0.92%	0.53%

14. Goodwill and Intangible Assets, Net
Goodwill and intangible assets of the Predecessor were recorded in connection with various business combinations. Goodwill and intangible assets of the Successor were recorded in connection with fresh start accounting. Refer to Note 2 for further information on fresh start accounting.
Goodwill
The table below sets forth the activity in goodwill, which related entirely to the Originations segment (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period (1)	$8,960	$47,747	$47,747
Fresh start accounting adjustment (2)	—	(38,787)	—
Impairment	(8,960)	—	—
Balance at end of the period (3)	$—	$8,960	$47,747
__________

(1)
There were accumulated impairment losses of $470.6 million and $138.8 million relating to the Servicing and Reverse Mortgage segments, respectively, at December 31, 2017. These accumulated impairment losses were reset in connection with the adoption of fresh start accounting.

(2)
In connection with the adoption of fresh start accounting, the Company revalued goodwill to its estimated fair value at February 9, 2018. This resulted in a reduction to goodwill totaling $38.8 million at February 9, 2018 as further discussed in Note 2.

(3)	There were accumulated impairment losses of $9.0 million relating to the Originations segment at December 31, 2018.
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
Intangible Assets, Net
Amortization expense associated with intangible assets was $14.2 million, $0.2 million and $3.2 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

Intangible assets, net consist of the following (in thousands):

	Successor				Predecessor
	December 31, 2018				December 31, 2017
	Gross Carrying Amount (1)	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Institutional and customer relationships	$24,000	$(13,640)	$—	$10,360	$41,041	$(30,793)	$(6,340)	$3,908
Trademarks and trade names	20,000	—	(14,700)	5,300	10,000	(4,780)	(395)	4,825
Other	650	(541)	—	109	—	—	—	—
Total intangible assets	$44,650	$(14,181)	$(14,700)	$15,769	$51,041	$(35,573)	$(6,735)	$8,733
__________

(1)
In connection with the adoption of fresh start accounting, the Company revalued its intangible assets to their estimated fair value at February 9, 2018. This resulted in an increase to intangible assets totaling $35.5 million, which included $20.2 million for institutional and customer relationships and $15.2 million for trade names. Refer to Note 2 for additional information regarding fresh start accounting adjustments.

Based on the balance of the definite-lived intangible assets, net at December 31, 2018, the following is an estimate of amortization expense for each of the next five years and thereafter (in thousands):

Amortization Expense
2019	$8,076
2020	3,121
2021	850
2022	542
2023	530
Thereafter	2,650
Total	$15,769
In March 2018, the Company recorded an impairment charge of $1.0 million related to the trade names of the Servicing reporting unit, and in June 2018, the Company recorded an impairment charge of $1.0 million related to the trade names of the Originations reporting unit. The Company tested these intangible assets for recoverability due to changes in facts and circumstances associated with rising mortgage interest rates and lower projected originations business financial performance. Based on the testing results, it was determined that the carrying value of the intangible assets was not fully recoverable and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value.
In December 2018, the Company recorded additional intangible assets impairment of $6.4 million and $6.3 million related to trade names of the Servicing and Originations segments, respectively, as a result of actual and forecasted business declines. The forecasted revenues used in the December 2018 relief-from-royalty method were based on two scenarios, revenue associated with the recapitalization of the Company and revenue associated with the sale of the Company. The recapitalization scenario revenue was calculated by using a probability-weighted average of the revenue associated with the recapitalization of the Company under the proposed terms of the DHCP RSA and revenue extrapolated from the recent actual results as adjusted for known subsequent events, with both scenarios given equal weight. The sale scenario revenue was based on the DHCP RSA revenue reduced in a manner to reflect a sale scenario based on known third-party bids. The trade name fair value was calculated by using a probability-weighted average of the estimated fair value from both the recapitalization and sale scenarios, with equal weight given to each.
Changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with the Company's judgments, assumptions and estimates made in performing the impairment assessments, could result in further impairment charges in the future. The Company will continue to monitor all significant estimates and impairment indicators, and will perform interim impairment reviews as necessary.

15. Premises and Equipment, Net
Premises and equipment, net consist of the following (dollars in thousands):

	Successor	Predecessor	Useful Life (in years)
	December 31, 2018	December 31, 2017
Computer software	$74,050	$246,271	3 - 7
Leasehold improvements and other	6,131	12,699	2 - 9
Computer hardware	2,154	33,154	3
Furniture and fixtures	165	7,812	3
Assets in development	1,755	2,008
Total premises and equipment	84,255	301,944
Less: accumulated depreciation and amortization	(17,995)	(251,731)
Premises and equipment, net	$66,260	$50,213
In connection with the adoption of fresh start accounting on February 9, 2018, the Company adjusted premises and equipment to fair value, which included an adjustment to increase computer software by $33.7 million to reflect the fair value of internally developed technology. With the exception of computer software, the net carrying value of the assets approximated fair value. Accordingly, the accumulated depreciation for each asset classification was netted against the gross asset amount to arrive at the gross asset balances under fresh start accounting. Refer to Note 2 for additional information regarding fresh start accounting adjustments.
The Company recorded depreciation and amortization expense for premises and equipment of $18.2 million, $3.6 million and $37.6 million, which includes amortization expense for computer software of $15.2 million, $3.2 million and $31.0 million, for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. Unamortized computer software costs were $58.8 million and $38.7 million at December 31, 2018 and 2017, respectively.
16. Other Assets
Other assets consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Real estate owned, net	$75,567	$116,553
Deposits	21,191	2,432
Prepaid expenses	20,596	26,834
Derivative instruments	18,387	29,394
Margin receivable on derivative instruments	12,087	—
Clean-up Call Agreement inducement fee	11,022	29,256
Deferred debt issuance costs	3,279	21,341
Other	1,834	9,785
Total other assets	$163,963	$235,595
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to other assets totaling $3.3 million at February 9, 2018, as further described in Note 2.

17. Payables and Accrued Liabilities
Payables and accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Loans subject to repurchase from Ginnie Mae	$466,452	$542,398
Accounts payable and accrued liabilities	109,696	129,731
Curtailment liability	99,781	140,905
Employee-related liabilities	45,480	52,097
Loan repurchase obligation	29,360	31,704
Originations liability	28,240	25,613
Accrued interest payable	18,833	33,322
Derivative instruments	13,737	1,250
Servicing rights and related advance purchases payable	12,615	14,923
Uncertain tax positions	3,660	5,601
Other	40,168	42,756
Subtotal	868,022	1,020,300
Less: Liabilities subject to compromise (1)	—	25,807
Total payables and accrued liabilities	$868,022	$994,493
__________

(1)	Liabilities subject to compromise consist of accrued interest related to the Senior Notes and Convertibles Notes. Refer to Note 2 for additional information.
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in a reduction to payables and accrued liabilities totaling $7.4 million at February 9, 2018, as further described in Note 2.
Costs Associated with Exit Activities
The Company exited the consumer retail channel of the Originations segment in January 2016 following a decision made during the fourth quarter of 2015. Further, following a decision made in December 2016 and effective January 2017, the Company exited the reverse mortgage originations business, while maintaining its reverse mortgage servicing operations. These actions resulted in costs relating to the termination of certain employees and closing of offices. The actions that were taken in connection with these efforts are collectively referred to as the 2016 and Prior Actions herein.
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
During 2018, the Company continued to optimize its operations, which included consideration of further site consolidations, process improvements and workforce rationalization. Accordingly, the Company incurred costs, including severance and related costs, office closures, and other costs during 2018. The actions that have been taken in connection with these efforts are collectively referred to as the 2018 Actions herein.
In addition, during 2019, as the Company pursues the DHCP Plan and continues with the prepetition review of strategic alternatives as detailed in Note 31, there may be further severance and related costs, office closures and other costs incurred by the Company. The costs associated with such actions will be included in the exit liability as such time that each action is approved by management.
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

The following table presents the current period activity in the accrued exit liability resulting from each of the 2016 and Prior Actions, 2017 Actions and 2018 Actions described above, which is included in payables and accrued liabilities on the consolidated balance sheets, and the related charges and cash payments and other settlements associated with these actions (in thousands):

	Successor
	For the Period From February 10, 2018 Through December 31, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at February 10, 2018	$472	$14,837	$616	$15,925
Charges
Severance and related costs (1)	34	(118)	6,940	6,856
Office closures and other costs (1)	(107)	1,536	4,797	6,226
Total charges	(73)	1,418	11,737	13,082
Cash payments or other settlements
Severance and related costs	(127)	(1,495)	(5,609)	(7,231)
Office closures and other costs	(242)	(3,525)	(272)	(4,039)
Total cash payments or other settlements	(369)	(5,020)	(5,881)	(11,270)
Balance at December 31, 2018	$30	$11,235	$6,472	$17,737

Cumulative charges incurred
Severance and related costs	$26,987	$9,013	$7,567	$43,567
Office closures and other costs	10,358	14,969	4,797	30,124
Total cumulative charges incurred	$37,345	$23,982	$12,364	$73,691

Total expected costs to be incurred	$37,345	$23,982	$13,998	$75,325

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	2016 and Prior Actions	2017 Actions	2018 Actions	Total
Balance at January 1, 2018	$540	$15,955	$—	$16,495
Charges
Severance and related costs (1)	(21)	72	627	678
Office closures and other costs (1)	19	234	—	253
Total charges, net	(2)	306	627	931
Cash payments or other settlements
Severance and related costs	—	(948)	(11)	(959)
Office closures and other costs	(66)	(476)	—	(542)
Total cash payments or other settlements	(66)	(1,424)	(11)	(1,501)
Balance at February 9, 2018	$472	$14,837	$616	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

The following table presents the current period activity for each of the 2016 and Prior Actions, 2017 Actions, and 2018 Actions described above by reportable segment (in thousands):

	Successor
	For the Period From February 10, 2018 Through December 31, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at February 10, 2018
2016 and Prior Actions	$289	$68	$18	$97	$472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 10, 2018	14,534	128	432	831	15,925
Charges
2016 and Prior Actions (1)	(66)	(41)	34	—	(73)
2017 Actions (1)	1,591	(8)	(84)	(81)	1,418
2018 Actions	3,707	5,770	472	1,788	11,737
Total charges, net	5,232	5,721	422	1,707	13,082
Cash payments or other settlements
2016 and Prior Actions	(215)	(27)	(30)	(97)	(369)
2017 Actions	(4,109)	(36)	(303)	(572)	(5,020)
2018 Actions	(2,042)	(1,805)	(499)	(1,535)	(5,881)
Total cash payments or other settlements	(6,366)	(1,868)	(832)	(2,204)	(11,270)
Balance at December 31, 2018
2016 and Prior Actions	8	—	22	—	30
2017 Actions	11,200	—	—	35	11,235
2018 Actions	2,192	3,981	—	299	6,472
Total balance at December 31, 2018	$13,400	$3,981	$22	$334	$17,737

Total cumulative charges incurred
2016 and Prior Actions	$18,001	$5,590	$7,175	$6,579	$37,345
2017 Actions	19,398	895	1,222	2,467	23,982
2018 Actions	4,234	5,797	499	1,834	12,364
Total cumulative charges incurred	$41,633	$12,282	$8,896	$10,880	$73,691

Total expected costs to be incurred
2016 and Prior Actions	$18,001	$5,590	$7,175	$6,579	$37,345
2017 Actions	19,398	895	1,222	2,467	23,982
2018 Actions	5,542	5,797	499	2,160	13,998
Total expected costs to be incurred	$42,941	$12,282	$8,896	$11,206	$75,325

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Total Consolidated
Balance at January 1, 2018
2016 and Prior Actions (2)	$348	$77	$18	$97	$540
2017 Actions (2)	14,317	91	483	1,064	15,955
2018 Actions (2)	—	—	—	—	—
Total balance at January 1, 2018 (2)	14,665	168	501	1,161	16,495
Charges
2016 and Prior Actions (1)	(5)	3	—	—	(2)
2017 Actions (1)	289	16	2	(1)	306
2018 Actions	527	27	27	46	627
Total charges, net	811	46	29	45	931
Cash payments or other settlements
2016 and Prior Actions	(54)	(12)	—	—	(66)
2017 Actions	(888)	(63)	(98)	(375)	(1,424)
2018 Actions	—	(11)	—	—	(11)
Total cash payments or other settlements	(942)	(86)	(98)	(375)	(1,501)
Balance at February 9, 2018
2016 and Prior Actions	289	68	18	97	472
2017 Actions	13,718	44	387	688	14,837
2018 Actions	527	16	27	46	616
Total balance at February 9, 2018	$14,534	$128	$432	$831	$15,925
__________

(1)	Includes adjustments to prior year accruals resulting from changes to previous estimates.

(2)
Effective January 1, 2018, the Company no longer allocates corporate overhead to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

18. Servicing Advance Liabilities
Servicing advance liabilities, which are carried at amortized cost, consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Servicing Advance Facilities	$218,291	$421,165
Early Advance Reimbursement Agreement	—	62,297
Total servicing advance liabilities	$218,291	$483,462
The Company's subsidiaries have servicing advance facilities, which are used to fund certain servicer and protective advances that are the responsibility of the Company under certain servicing agreements. Payments on the amounts due under these agreements are paid from certain proceeds received by the subsidiaries (i) in connection with the liquidation of mortgaged properties, (ii) from repayments received from mortgagors, (iii) from reimbursements received from the owners of the mortgage loans, such as Fannie Mae, Freddie Mac and private label securitization trusts, or (iv) issuance of new notes or other refinancing transactions. Accordingly, repayment of the servicing advance liabilities is dependent on the proceeds that are received on the underlying advances associated with the agreements.

On February 12, 2018, the WIMC Securities Master Repurchase Agreement, which was part of the WIMC DIP Warehouse Facilities and provided financing for advances during the WIMC Chapter 11 Case, was repaid with proceeds from the issuance of variable funding notes under two new servicing advance facilities, the DAAT Facility and DPAT II Facility. The DAAT Facility and DPAT II Facility acquired the outstanding advances from the GTAAFT Facility and DPAT Facility, respectively, and the variable funding notes under the GTAAFT Facility and DPAT Facility, which had been pledged as collateral under the WIMC Securities Master Repurchase Agreement, were fully redeemed. At December 31, 2018, the DAAT Facility and DPAT II Facility have aggregate capacities of $465.0 million and $85.0 million, respectively. The interest on the variable funding notes issued under the DAAT Facility and DPAT II Facility is based on the lender's applicable index, plus a per annum margin of 2.25%. These facilities, together with the WIMC Ditech Financial Exit Master Repurchase Agreement used to fund originations and the WIMC RMS Exit Master Repurchase Agreement used to finance the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools, are subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the WIMC Exit Warehouse Facilities. The facilities had a weighted-average stated interest rate of 5.40% and 4.61% at December 31, 2018 and 2017, respectively.
As discussed further in Note 31, in February 2019, the existing variable funding notes issued under the DAAT Facility and DPAT II Facility were repaid and refinanced with variable funding notes issued in connection with the DHCP DIP Warehouse Facilities. Otherwise, the DAAT Facility and DPAT II Facility remain largely intact to finance advances.
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
The original series of variable funding notes issued in connection with the DAAT Facility and DPAT II Facility contain customary events of default and covenants, including financial covenants. Financial covenants most sensitive to the Company's operating results and financial position are the requirements that Ditech Financial maintain minimum tangible net worth, indebtedness to tangible net worth, liquidity and profitability. The indenture supplements of the original series of variable funding notes under the DAAT Facility and DPAT II Facility were amended throughout 2018 to, amongst other things, reduce the minimum liquidity and profitability requirements for certain periods in the remaining term of each agreement. Ditech Financial was not in compliance with the quarterly profitability covenant included in the original indenture supplements of the DAAT Facility and the DPAT II Facility for the quarter ended December 31, 2018. However, on February 14, 2019 the original series of variable funding notes were repaid and refinanced with new series of variable funding notes issued under new indenture supplements in connection with the DHCP DIP Warehouse Facilities, and as such it was not necessary to seek any additional amendment or waivers related to the profitability requirement. Refer to Note 31 for further information on the DHCP DIP Warehouse Facilities.
19. Warehouse Borrowings
The Company's subsidiaries enter into master repurchase agreements with lenders providing warehouse facilities. The warehouse facilities are used to fund the origination and purchase of residential loans, as well as the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. Warehouse borrowings also include non-recourse variable funding notes issued by a subsidiary, which provide secured financing for certain HECMs and real estate owned previously repurchased from Ginnie Mae securitization pools.
On February 9, 2018, upon the WIMC Effective Date of the WIMC Prepackaged Plan, the WIMC DIP Warehouse Facilities, which were provided during the WIMC Chapter 11 Case, transitioned into the WIMC Exit Warehouse Facilities whereupon the WIMC Ditech Financial Exit Master Repurchase Agreement and WIMC RMS Exit Master Repurchase Agreement continued to provide financing for Ditech Financial's origination business and the repurchases of certain HECMs and real estate owned from Ginnie Mae securitization pools for a period of one year. At December 31, 2018, the interest rates on the facilities were based on the lender's applicable index, plus a per annum margin of 2.25% on originated and purchased residential loans and 3.25% on repurchased HECMs and real estate owned. The WIMC Exit Warehouse Facilities provided up to $1.0 billion to finance Ditech Financial's origination business and up to $800.0 million to finance the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. These facilities, together with the DAAT Facility and the DPAT II Facility used to fund advances, were subject, collectively, to a combined maximum outstanding amount of $1.9 billion under the WIMC Exit Warehouse Facilities.

On April 23, 2018, RMS entered into an additional master repurchase agreement which, as of December 31, 2018, provides up to $412.0 million in total capacity, and a minimum of $400.0 million in committed capacity to fund the repurchase of certain HECMs and real estate owned from Ginnie Mae securitization pools. The interest rate on this facility was based on the applicable index rate plus 3.25%.
As discussed further in Note 31, on February 14, 2019, the WIMC Exit Warehouse Facilities and the additional RMS master repurchase agreement entered into on April 23, 2018 were repaid and refinanced or otherwise replaced with the DHCP DIP Warehouse Facilities.
On October 1, 2018, the Company executed a transaction that provided $230.0 million of additional secured financing for certain HECMs and real estate owned previously repurchased from Ginnie Mae securitization pools. Under the transaction, the participating interests in certain HECMs and real estate owned that the Company had previously repurchased from Ginnie Mae securitization pools, and that were secured by existing warehouse borrowings, were pledged as collateral on variable funding notes issued by a wholly-owned subsidiary under the transaction. Refer to Note 5 for additional information. The variable funding notes are non-recourse, incur interest monthly at a rate of 6.00% per annum, and expire on October 2025. The variable funding notes had outstanding borrowings of $225.4 million at December 31, 2018.
At December 31, 2018, $689.7 million of the outstanding borrowings under the master repurchase agreements were secured by $759.3 million in originated and purchased residential loans and $626.6 million of outstanding borrowings under the master repurchase agreements and the variable funding notes were secured by $957.2 million and $24.5 million in repurchased HECMs and real estate owned, respectively. Refer to Note 5 for additional information regarding the collateral securing the variable funding notes. The facilities had a weighted-average stated interest rate of 5.86% and 5.47% at December 31, 2018 and 2017, respectively.
Borrowings utilized to fund the origination and purchase of residential loans are due upon the earlier of sale or securitization of the loan or within 90 days of borrowing. On average, the Company sells or securitizes these loans approximately 20 days from the date of borrowing. Borrowings under master repurchased agreements utilized to repurchase HECMs and real estate owned are due upon the earlier of receipt of claim proceeds from HUD or receipt of proceeds from liquidation of the related real estate owned. In any event, borrowings associated with certain repurchased HECMs and real estate owned are due within 180 days to 365 days. In accordance with the terms of the agreements, the Company may be required to post cash collateral should the fair value of the pledged assets decrease below certain contractual thresholds. The Company is exposed to counterparty credit risk associated with the repurchase agreements in the event of non-performance by the counterparties. The amount at risk during the term of the repurchase agreement is equal to the difference between the amount borrowed by the Company and the fair value of the pledged assets. The Company mitigates this risk through counterparty monitoring procedures, including monitoring of the counterparties' credit ratings and review of their financial statements.
All of the Company’s master repurchase agreements contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity and profitability requirements. Each of Ditech Financial's and RMS' master repurchase agreements were further amended throughout 2018 to, amongst other things, reduce the minimum liquidity and, an in the case of Ditech Financial, minimum profitability requirements, for certain periods in the remaining term of the agreement. Ditech Financial was not in compliance with the quarterly profitability covenant included in the WIMC Ditech Financial Exit Master Repurchase Agreement for the quarter ended December 31, 2018; however, on February 14, 2019 this facility, as well as the WIMC RMS Exit Master Repurchase Agreement and the additional RMS master repurchase agreement originally entered into on April 23, 2018, were repaid and refinanced or otherwise replaced with the DHCP DIP Warehouse Facilities, and it was not necessary to seek any additional amendment or waivers related to the profitability requirement. Refer to Note 31 for further information on the DHCP DIP Warehouse Facilities.

20. Corporate Debt
Corporate debt consists of the following (dollars in thousands):

	Successor		Predecessor
	December 31, 2018		December 31, 2017
	Amortized Cost	Weighted- Average Stated Interest Rate (1)	Amortized Cost	Weighted- Average Stated Interest Rate (1)
2018 Term Loan (unpaid principal balance of $961,356 at December 31, 2018)	$933,402	8.52%	$—	—%
Second Lien Notes (unpaid principal balance of $253,896 at December 31, 2018)	199,816	9.00%	—	—%
2013 Term Loan (unpaid principal balance of $1,229,590 at December 31, 2017)	—	—%	1,214,663	5.31%
Senior Notes (unpaid principal balance of $538,662 at December 31, 2017)	—	—%	538,662	7.875%
Convertible Notes (unpaid principal balance of $242,468 at December 31, 2017)	—	—%	242,468	4.50%
Subtotal	1,133,218		1,995,793
Less: Liabilities subject to compromise (2)	—		781,130
Total corporate debt	$1,133,218		$1,214,663
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	Liabilities subject to compromise consists of the Senior Notes and Convertibles Notes at December 31, 2017. Refer to Note 2 for additional information.
The effective interest rate on corporate debt was 10.17%, 5.78% and 6.43% for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.
The following table provides the contractual maturities (by unpaid principal balance) of corporate debt at December 31, 2018 (in thousands):

Successor
Corporate Debt
2019	$110,100
2020	60,000
2021	60,000
2022	731,256
Thereafter (1)	299,836
Total	$1,261,192
__________

(1)	Amount includes projected PIK Interest on the Second Lien Notes of $45.9 million.
2018 Credit Agreement
On February 9, 2018, the Company entered into the 2018 Credit Agreement, which included a $1.2 billion 2018 Term Loan. The 2018 Credit Agreement amended and restated the Company’s 2013 Credit Agreement and was subsequently amended as described below. The 2013 Revolver and issued letters of credit were terminated upon entry into the 2018 Credit Agreement. The Company's obligations under the 2018 Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by substantially all of the assets of the Company subject to certain exceptions, the most significant of which are the assets of the consolidated Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that have been recorded on the Company's consolidated balance sheets. Refer to the Consolidated Variable Interest Entities section of Note 5 for additional information.

The 2018 Term Loan bears interest at a rate equal to, at the Company's option (i) LIBOR plus 6.00%, subject to a LIBOR floor of 1.00% or (ii) an alternate base rate plus 5.00% (which interest will be payable (a) with respect to any alternate base rate loan, on the last business day of each March, June, September and December, and (b) with respect to any LIBOR loan, on the last day of the interest period applicable to the borrowing of which such loan is a part). The 2018 Term Loan matures on June 30, 2022. The Company made principal payments on the 2013 Term Loan and 2018 Term Loan totaling $157.6 million during the period from February 10, 2018 through December 31, 2018 and $110.6 million during the period from January 1, 2018 through February 9, 2018. The outstanding principal balance on the 2018 Term Loan was $961.4 million at December 31, 2018. The Company recorded a loss on extinguishment of debt of $4.5 million during the period from February 10, 2018 through December 31, 2018 and $0.9 million during the period from January 1, 2018 through February 9, 2018, due to the write-off of deferred fees and discount on the term loans. The Company is required to make quarterly payments on the 2018 Term Loan in the amounts listed below (in thousands):

Successor
Repayment Date	Principal Amount
March 2019 (1)	$10,000
June 2019	26,700
September 2019	36,700
December 2019	36,700
each March, June, September and December thereafter	15,000
__________

(1)	As a result of the DHCP Chapter 11 Cases discussed further in Note 31, the Company did not make the quarterly principal payment for March 2019.
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
On March 29, 2018, the Company entered into an amendment to the 2018 Credit Agreement to (i) waive the Company’s compliance with the interest expense coverage ratio covenant and the first lien net leverage ratio covenant until the test period ending March 31, 2020, (ii) require the Company to make additional principal payments from March 29, 2018 to December 31, 2018 in an aggregate amount equal to $30.0 million, which the Company satisfied during the second quarter of 2018, (iii) provide for a one percent prepayment premium in connection with prepayments of the term loans made during the first 18 months after entering into the amendment (for all prepayments of principal other than mandatory amortization payments and the payments described in the foregoing clause (ii)), and (iv) increase the minimum requirement for Asset Coverage Ratio A for all test periods ending on March 31, 2018 through December 31, 2018.
On February 8, 2019, the Company entered into the DHCP RSA with the Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the Term Loans outstanding under the 2018 Credit Agreement. Refer to Note 31 for further information.

Second Lien Notes
On February 9, 2018, pursuant to the terms of the WIMC Prepackaged Plan, the Company issued $250.0 million aggregate principal amount of Second Lien Notes to each holder of a Senior Notes claim on a pro rata basis. The Second Lien Notes pay interest in arrears semi-annually on June 15 and December 15, commencing on June 15, 2018, at a rate of 9.00% per year, and mature December 31, 2024. The Second Lien Notes require payment of interest in cash, except that interest on up to $50.0 million principal amount, at the election of the Company, may be paid by increasing the principal amount of the outstanding notes or by issuing additional notes. The terms of the 2018 Credit Agreement require that the Company exercise such election. The Second Lien Notes are secured on a second-priority basis by substantially all of the Company's assets and are guaranteed by substantially all of the Company's subsidiaries. The Second Lien Notes and the guarantees thereof are subordinated to the prior payment in full of the 2018 Credit Agreement and certain other senior indebtedness (as defined and to the extent set forth in the Second Lien Notes Indenture).
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
The Company's Board of Directors elected not to make the approximately $9.0 million cash interest payment due and payable on December 17, 2018 with respect to the Second Lien Notes. The Company had sufficient liquidity on December 17, 2018 to make the interest payment. However, the Board of Directors elected not to make the interest payment as active discussions continued with certain of the Company’s creditors and other parties in interest regarding the Company’s previously announced evaluation of strategic alternatives. Under the Second Lien Notes Indenture, the Company had a 30-day grace period to make the interest payment before such non-payment triggered an event of default under the Second Lien Notes Indenture. The Company’s failure to make the interest payment within 30 days after it was due and payable resulted in an event of default under the Second Lien Notes Indenture effective January 16, 2019. An event of default under the Second Lien Notes Indenture also constitutes an event of default under the 2018 Credit Agreement and certain of the Company's warehouse facility agreements. Refer to Note 31 for further information.
Pre-Emergence from WIMC Reorganization Proceedings
2013 Credit Agreement
At December 31, 2017, the Company had a 2013 Term Loan in the original principal amount of $1.5 billion and unpaid principal balance amount of $1.2 billion. The Company also had a 2013 Revolver with a maximum availability of $20.0 million at December 31, 2017, and with $19.5 million outstanding in issued LOCs reducing the amount available on the 2013 Revolver, the Company had $0.5 million in available capacity. The Company's obligations under the 2013 Secured Credit Facilities were guaranteed by substantially all of its subsidiaries and secured by substantially all of its assets subject to certain exceptions, the most significant of which were the assets of the consolidated Residual and Non-Residual Trusts, the residential loans and real estate owned of the Ginnie Mae securitization pools, and advances of the consolidated financing entities that were recorded on the consolidated balance sheets.
The 2013 Term Loan paid interest quarterly commencing in the first quarter of 2014, at a rate of 1-month LIBOR plus 3.75% per annum, subject to a LIBOR floor of 1.00%. The 2013 Term Loan was scheduled to mature on December 18, 2020, at which time the remainder of the principal would become due and payable in full. The commitment fee on the unused portion of the 2013 Revolver was 0.50% per year.
During the year ended December 31, 2017, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, the Company made principal payments on the 2013 Term Loan totaling $186.9 million, resulting in a loss on extinguishment of debt of $1.8 million, due to the write-off of deferred financing fees and discount.
During the period from January 1, 2018 through February 9, 2018, in accordance with 2013 Credit Agreement and related amendments, as well as the Term Loan RSA and related amendments, the Company made principal payments on the 2013 Term Loan totaling $73.1 million and in accordance with the 2018 Credit Agreement, upon the WIMC Effective Date, the Company made an additional principal payment totaling $37.5 million.

On February 9, 2018, as a result of the WIMC Prepackaged Plan, the Company entered into the 2018 Credit Agreement, which amended the terms of the 2013 Credit Agreement. Refer to the 2018 Credit Agreement section above for additional information.
Senior Notes
In December 2013, the Company completed the sale of $575.0 million aggregate principal amount of Senior Notes. The Senior Notes paid interest semi-annually on June 15 and December 15, commencing on June 15, 2014, at a rate of 7.875% per annum, and were scheduled to mature on December 15, 2021. The outstanding principal balance of the Senior Notes was $538.7 million at December 31, 2017. At December 31, 2017, the outstanding balance of Senior Notes and related accrued interest of $19.4 million was included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the WIMC Effective Date of the WIMC Prepackaged Plan, the Senior Notes were canceled and each holder of a Senior Notes claim received its pro rata share of (a) Second Lien Notes and (b) Mandatorily Convertible Preferred Stock. Refer to the 2018 Credit Agreement section above and Note 25 for additional information.
During the fourth quarter of 2017, the remaining unamortized deferred financing fees on the Senior Notes of $7.5 million were written off and included as an expense within reorganization items on the consolidated statements of comprehensive income (loss).
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
At December 31, 2017, the outstanding balance of Convertible Notes and related accrued interest of $6.4 million were included in liabilities subject to compromise on the consolidated balance sheets. On February 9, 2018, upon the WIMC Effective Date of the WIMC Prepackaged Plan, the Convertible Notes were canceled and each holder of a Convertible Notes claim received common stock and warrants. Refer to Note 25 for additional information.
During the year ended December 31, 2017, the Company recorded $21.0 million in interest expense related to its Convertible Notes, which included $10.1 million in amortization of discount. The effective interest rate of the liability component of the Convertible Notes, which includes the amortization of discount and debt issuance costs, was 10.0% for the year ended December 31, 2017.
During the fourth quarter of 2017, the remaining unamortized discount on the Convertible Notes of $24.6 million and remaining unamortized deferred financing fees on the Convertible Notes of $2.3 million were written off and included as an expense within reorganization items on the consolidated statements of comprehensive income (loss).
21. Mortgage-Backed Debt
Mortgage-backed debt consists of debt issued by the Residual and Non-Residual Trusts that have been consolidated by the Company. The mortgage-backed debt of the Residual Trusts was carried at amortized cost at December 31, 2017. In connection with the adoption of fresh start accounting effective February 9, 2018, the Company changed its method of accounting for mortgage-backed debt of the Residual Trusts to fair value. In November 2018, the Company sold its residual interests in the four remaining Residual Trusts and these trusts were deconsolidated. The mortgage-backed debt of the Non-Residual Trusts is carried at fair value.

Provided in the table below is information regarding the mortgage-backed debt (dollars in thousands):

	Successor		Predecessor
	December 31, 2018		December 31, 2017
	Carrying Value	Weighted-Average Stated Interest Rate (1)	Carrying Value	Weighted-Average Stated Interest Rate (1)
Mortgage-backed debt at fair value (unpaid principal balance of $139,064 and $353,262 at December 31, 2018 and 2017, respectively)	$131,313	6.56%	$348,682	6.26%
Mortgage-backed debt at amortized cost (unpaid principal balance of $391,208 at December 31, 2017) (2)	—	—%	387,200	6.07%
Total mortgage-backed debt	$131,313	6.56%	$735,882	6.16%
__________

(1)	Represents the weighted-average stated interest rate, which may be different from the effective rate, which considers the amortization of discounts and issuance costs.

(2)	During the year ended December 31, 2018, the Company sold its residual interests in the four remaining Residual Trusts that it previously consolidated. Refer to Note 5 for additional information.
In connection with the adoption of fresh start accounting, the Company recorded adjustments resulting in an increase to mortgage-backed debt totaling $6.2 million at February 9, 2018, as further described in Note 2.
Borrower remittances received on the residential loans of the Non-Residual Trusts collateralizing this debt and draws under LOCs issued by a third party and serving as credit enhancements to certain of the Non-Residual Trusts are used to make principal and interest payments due on the mortgage-backed debt. The maturity of the Company's mortgage-backed debt is directly affected by the rate of principal prepayments on the collateral. As a result, the actual maturity of the mortgage-backed debt is likely to occur earlier than the stated maturity. At December 31, 2018, mortgage-backed debt was collateralized by $123.3 million of assets including residential loans, receivables related to the Non-Residual Trusts, real estate owned and restricted cash and cash equivalents. Refer to the Consolidated Variable Interest Entities section of Note 5 for further information.
22. HMBS Related Obligations
The weighted-average stated interest rate on HMBS related obligations was 4.61% and 4.25% at December 31, 2018 and 2017, respectively. At December 31, 2018, the weighted-average remaining life was 3.0 years. The unpaid principal balance and the carrying value of residential loans and real estate owned pledged as collateral to the securitization pools was $6.8 billion and $7.1 billion, respectively, at December 31, 2018.
23. Share-Based Compensation
Effective May 17, 2017, the Company established the 2017 Plan, which permitted the grant of stock options, restricted stock, RSUs, performance shares and other awards to the Company’s officers, employees, non-employee directors and consultants and advisors. The 2017 Plan permitted that the number of authorized shares of common stock reserved for issuance under the plan total 3,650,000 shares.
The 2017 Plan was administered by the Compensation and Human Resources Committee, which is comprised of two or more independent members of the Board of Directors. Under the 2017 Plan, the maximum number of shares that could be granted to any participant other than a non-employee director in any calendar year was 1.5 million shares, and the maximum number of shares that could be paid to any non-employee director in any calendar year was 200,000 shares determined as of the date of payout. The aggregate value of all compensation paid to a non-employee director in any calendar year could not exceed $500,000. Each contractual term of an option granted was fixed by the Compensation Committee, and except for limited circumstances, the term could not exceed ten years from the grant date. Restricted stock, RSUs and performance share awards had a vesting period as defined by the applicable award agreement.
At December 31, 2017, there were 3,018,054 shares underlying the 2017 Plan that were authorized, but not yet granted. On the WIMC Effective Date, all outstanding options and non-vested awards were canceled in connection with the Company's emergence from bankruptcy. Accordingly, the Company was required to recognize the entire amount of any previously unrecognized compensation cost, which totaled $0.4 million at February 9, 2018.

The Company reserved 3,193,750 shares of the Successor common stock issued on the WIMC Effective Date for issuance under the 2018 Plan. At December 31, 2018, there were 2,034,539 shares underlying the 2018 Plan that were authorized, but not yet granted. The Company issues new shares of stock upon the exercise of stock options and the vesting of restricted stock, RSUs and performance shares. Awards of stock options, restricted stock, and RSUs granted in recent years generally vest over a three or four year period and are based on service. Awards of performance shares granted in recent years generally vest over a three year performance period and are based on service and a market-based or company-based performance condition.
Stock Options
The following table summarizes the activity for stock options granted by the Company:

	Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Predecessor
Outstanding at January 1, 2017	3,906,997	$17.34	5.74	$1,809
Forfeited or expired	(374,196)	13.03
Outstanding at December 31, 2017	3,532,801	17.79	4.63	—
Canceled (1)	(3,532,801)	17.79
Outstanding at February 9, 2018	—
__________

(1)	On the WIMC Effective Date, all outstanding options were canceled in connection with the Company's emergence from bankruptcy.
There were no options granted during the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017. The total fair value of options that vested during the year ended December 31, 2017 was $0.6 million.
Non-Vested Share Activity
The Company’s non-vested share-based awards consist of RSUs and PSUs. The grant-date fair values of share-based awards granted during the period from February 10, 2018 through December 31, 2018 and the year ended December 31, 2017 were $5.5 million and $1.1 million, respectively. There were no non-vested share-based awards granted during the period from January 1, 2018 through February 9, 2018.

The following table summarizes the activity for non-vested awards granted by the Company:

	Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in $000s)
Predecessor
Outstanding at January 1, 2017	1,410,210	$16.71	4.68	$6,698
Granted	845,422	1.28
Vested and settled	(1,062,068)	4.60		709
Forfeited	(198,790)	13.97
Canceled (1)	(316,175)	34.25
Outstanding at December 31, 2017	678,599	9.07	5.42	572
Canceled (2)	(678,599)	9.07
Outstanding at February 9, 2018	—

Successor
Granted	1,184,352	4.67
Vested and settled	(251,632)	5.50		692
Forfeited	(130,866)	5.33
Outstanding at December 31, 2018	801,854	4.30	9.55	80
Non-vested shares expected to vest as of December 31, 2018	801,854	4.30	9.55	80
__________

(1)	Consists of the cancellation of performance shares granted in 2014 that vested December 31, 2016; however, no shares were ultimately awarded since the target performance criteria were not met.

(2)	On the WIMC Effective Date, all outstanding non-vested awards were canceled in connection with the Company's emergence from bankruptcy.
The total fair values of shares that vested and settled during the period from February 10, 2018 through December 31, 2018 and the year ended December 31, 2017 were $1.4 million and $4.9 million, respectively. There were no non-vested share-based awards that vested and settled during the period from January 1, 2018 through February 9, 2018.
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
Method and Assumptions Used to Estimate Fair Values of Performance-Share Awards
There were 192,024 performance shares legally granted in 2016 that had not met the grant-date requirements as required by GAAP at December 31, 2016. These performance shares subsequently met the GAAP grant-date requirements during the first quarter of 2017. The fair value of these performance shares was based on the average of the high and low market prices of the Company's common stock on the date of the grant. Subsequently, the Company determined that the performance targets for these performance shares would not be achieved and therefore no related expense was recorded during the year ended December 31, 2017. There were no other performance-share awards granted during the year ended December 31, 2017. There were no shares of common stock issued for the performance shares that vested during the year ended December 31, 2017 as target performance criteria were not met.
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
The Company and Mr. Chaturbedi entered into a termination letter agreement dated January 14, 2019, pursuant to which Mr. Chaturbedi's employment with the Company was terminated on January 11, 2019. In addition, as per the Tier I PSU agreement described above, Mr. Chaturbedi's Tier I PSU awards shall become vested on the termination date and paid out per the performance vesting requirements outlined in the award agreement. Furthermore, the PSUs granted to Mr. Chaturbedi in connection with his employment agreement were canceled per the agreement on his termination date as the awards were out-of-the-money.
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
In connection with the DHCP Bankruptcy Petitions filed by the Company during February 2019, the Company terminated the outstanding Tier 1 and Tier II PSUs prior to the first vesting date of such awards on March 15, 2019. In addition, the Company also anticipates that the remaining outstanding share-based compensation awards will also be terminated in connection the DHCP Bankruptcy Proceedings. Refer to Note 31 for additional information regarding the DHCP Bankruptcy Proceedings.
Share-Based Compensation Expense
Share-based compensation expense recognized by the Company is net of actual forfeitures as well as estimated forfeitures. Share-based compensation expense of $2.5 million, $0.5 million and $2.2 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively, is included in salaries and benefits expense on the consolidated statements of comprehensive income (loss). The tax benefit recognized related to share-based compensation expense was $0.5 million, $0.1 million and $0.8 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. For unvested shares, the Company has $2.1 million of total unrecognized compensation cost at December 31, 2018, which is expected to be recognized over a weighted-average period of 1.1 years.
24. Income Taxes
The Company recognized income tax benefit of $2.7 million and $18 thousand for the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively, as compared to $3.4 million for the year ended December 31, 2017. Income tax benefit recognized during the period from February 10, 2018 through December 31, 2018 reflects primarily the favorable resolution of certain tax audits during the period. Income tax benefit recognized during the period from January 1, 2018 through February 9, 2018 reflects the tax impact of the Predecessor operations, reorganization adjustments and the fresh start accounting adjustments. The income tax benefit recognized during the year ended December 31, 2017 resulted primarily from adjustments to reduce the valuation allowance due to tax law changes under the Tax Act, offset in part by tax expense related to goodwill and nominal current state tax. Deferred taxes in 2018 and 2017 have been reduced by a valuation allowance due to a determination that it is more likely than not that some or all of the deferred tax assets will not be realized based on the weight of all available evidence. The effective tax rate and tax benefit continue to be low as a result of the Company not recognizing an income tax benefit associated with net losses.

Under the WIMC Prepackaged Plan, a substantial amount of the Company’s debt was discharged. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The amount of CODI recognized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued.
The Code provides that a debtor whose debt is discharged pursuant to a confirmed Chapter 11 plan does not recognize taxable CODI but must reduce certain of its tax attributes by the amount of the CODI excluded from taxable income. The reduction in the Company's tax attributes for excluded CODI has been estimated in connection with the determination of Company's tax liability for the tax year ending December 31, 2018, and will be finalized upon the Company's preparation and filing of the 2018 tax return.
As provided by Section 382 of the Code and similar state law provisions, utilization of certain tax attributes may be subject to substantial annual limitations due to an ownership change in the Company. Under the rules, statutorily defined ownership changes may limit the amount of tax attributes that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382 for federal income tax purposes, results from transactions that increase the ownership of statutorily defined 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a testing period, generally three years.
The Company experienced an ownership change in connection with the Company's emergence from the WIMC Chapter 11 Case on February 9, 2018. The Company currently expects to apply the rules under Section 382(l)(5) of the Code and the U.S. Treasury regulations thereunder that would allow the Company to mitigate the limitations imposed under Section 382 with respect to the Company's remaining tax attributes and the Company’s deferred tax assets and liabilities have been computed on such basis. However, the application of such provision remains subject to examination by the IRS. Taxpayers who qualify for this provision may, at their option, elect not to apply it. If such provision does not apply, the Company's ability to realize the value of its tax attributes would be subject to limitation and the amount of its deferred tax assets and liabilities may differ. Also, an ownership change subsequent to the Company's emergence from bankruptcy could severely limit or effectively eliminate its ability to realize the value of its tax attributes.
Income tax benefit consists of the following components (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Current
Federal	$(3,430)	$(112)	$2,757
State and local	(1,647)	70	(2,315)
Current income tax expense (benefit)	(5,077)	(42)	442
Deferred
Federal	3,193	83	(4,215)
State and local	(767)	(59)	416
Deferred income tax expense (benefit)	2,426	24	(3,799)
Total income tax benefit	$(2,651)	$(18)	$(3,357)

Income tax benefit at the Company’s effective tax rate differed from the statutory tax rate as follows (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Income (loss) before income taxes	$(207,745)	$520,989	$(430,256)

Tax provision at statutory tax rate (21% and 35% in 2018 and 2017, respectively)	(43,627)	109,408	(150,590)
Effect of:
Valuation allowance exclusive of Tax Act	43,565	(160,644)	162,496
Section 108 attribute reduction	—	92,343	—
Cancellation of debt income exclusion	(94)	(91,859)	—
State and local income tax	(4,904)	25,127	(26,396)
Section 382 interest adjustment	—	15,750	—
Share-based compensation	—	8,044	—
Non-deductible restructuring costs	149	1,978	13,475
Federal rate change related to Tax Act	—	—	173,405
Valuation allowance related to Tax Act	—	—	(180,033)
Other	2,260	(165)	4,286
Total income tax benefit	$(2,651)	$(18)	$(3,357)
The following table summarizes the components of deferred tax assets and liabilities (in thousands):

	Successor	Predecessor
	December 31, 2018	December 31, 2017
Deferred tax assets
Goodwill	$65,426	$66,699
Reverse loans	60,776	48,814
Servicer and protective advances	40,497	37,793
Curtailment liability	25,228	33,724
Net operating losses	16,644	113,315
Disallowed interest expense	10,997	—
Intangible assets	8,677	20,978
Accrued expenses	6,310	8,396
Net investment in residential loans	4,772	—
Accrued legal contingencies and settlements	3,388	6,727
Other	31,397	50,638
Total deferred tax assets	274,112	387,084
Valuation allowance	(221,913)	(328,661)
Total deferred tax assets, net of valuation allowance	52,199	58,423
Deferred tax liabilities
Servicing rights	(53,617)	(52,587)
Net investment in residential loans	—	(3,972)
Other	(454)	(1,312)
Total deferred tax liabilities	(54,071)	(57,871)
Deferred tax assets (liabilities), net	$(1,872)	$552

The following table summarizes the activity in the valuation allowance on deferred tax assets (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of period	$178,303	$328,661	$346,199
Fresh start accounting adjustments	—	(148,091)	—
ASC 610 accounting adjustments	45	10,286	—
Charges to income tax expense	43,565	—	—
Deductions	—	(12,553)	(17,538)
Balance at end of period	$221,913	$178,303	$328,661
The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company’s evaluation focuses on identifying significant, objective evidence that it will more likely than not be able to realize its deferred tax assets in the future. The Company considers both positive and negative evidence when evaluating the need for a valuation allowance, which is highly judgmental and requires subjective weighting of such evidence. The Company had a valuation allowance of $221.9 million and $328.7 million at December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had gross federal operating loss carryforwards of $24.7 million, of which less than $0.1 million will expire between 2036 and 2038, while the remaining balance does not have an expiration date, and gross state operating loss carryforwards of $14.5 million, resulting in net tax carryforwards of $16.6 million. In addition, at December 31, 2018 the Company had tax credit carryforwards of $0.2 million that have no expiration date.
In December 2017, the Tax Act was signed into law. Among other things, the Tax Act lowered the corporate federal income tax rate to 21% from the prior maximum rate of 35%, effective for tax years that included or commenced January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, GAAP required companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $173.4 million to income tax expense in continuing operations and a reduction in the valuation allowance of $180.0 million. The Tax Act provided for changes in the carryforward of NOLs and ability to utilize NOLs to offset future taxable income as well as the elimination of the corporate alternative minimum tax for which changes the Company adjusted its valuation allowance.
The final determination of the Tax Act and the remeasurement of the Company's deferred assets and liabilities was completed as of December 31, 2018 and other than the aforementioned impacts of these tax law changes, there were no material changes needed.
Uncertain Tax Positions
The Company recognizes tax benefits in accordance with the accounting guidance concerning uncertainty in income taxes. This guidance establishes a more-likely-than-not recognition threshold that must be met before a tax benefit can be recognized in the Consolidated Financial Statements.
A reconciliation of the beginning and ending balances of the total liability for unrecognized tax benefits is as follows (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at the beginning of the period	$3,090	$3,088	$5,414
Increases (reductions) related to prior year tax positions	(1,287)	2	(2,766)
Increases related to current year tax positions	—	—	440
Balance at the end of the period	$1,803	$3,090	$3,088

The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $1.8 million and $3.1 million at December 31, 2018 and 2017, respectively. For the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, income tax expense (benefit) included $(0.7) million, $19 thousand and $(1.5) million, respectively, for interest and penalties accrued on the liability for unrecognized tax benefits. At December 31, 2018 and 2017, accrued interest and penalties were $1.9 million and $2.5 million, respectively, which are included in payables and accrued liabilities on the consolidated balance sheets.
The Company’s tax years that remain subject to examination by the IRS are 2013 through 2018 and by various states are 2012 through 2018.
25. Equity and Earnings (Loss) Per Share
Preferred Stock
The Predecessor Company had no preferred stock issued or outstanding.
Post-WIMC Bankruptcy Emergence
On the WIMC Effective Date, all shares of the Predecessor common stock were canceled and 4,252,500 shares of the Successor common stock, par value $0.01 per share, were issued to the previous shareholders of common stock and the Convertible Noteholders. The Successor common stock was valued based on its initial trading price of $10.25 per share for a total value of $43.6 million. The Company reserved 3,193,750 shares of common stock for issuance under an equity incentive plan.
On the WIMC Effective Date, the Company issued 100,000 shares of Mandatorily Convertible Preferred Stock initially valued at $123.2 million to the Senior Noteholders, which are mandatorily convertible into 11,497,500 shares of common stock (a conversion multiple of 114.9750) upon the earliest of (i) February 9, 2023, (ii) at any time following one year after the WIMC Effective Date, the time that the volume weighted-average pricing of the common stock exceeds 150% of the conversion price per share of $8.6975, subject to adjustment as described in the Articles of Amendment and Restatement, for at least 45 trading days in a 60 consecutive trading day period, including each of the last 20 days in such 60 consecutive trading day period, and (iii) a change of control transaction in which the consideration paid or payable per share of common stock is greater than or equal to the conversion price per share, which, subject to adjustment as described in the Articles of Amendment and Restatement, is $8.6975.
In the event of a voluntary or involuntary liquidation, winding-up or dissolution of the Company, each holder of Mandatorily Convertible Preferred Stock will be entitled to receive the greater of (i) a liquidation preference per share of Mandatorily Convertible Preferred Stock, prior to any distribution with respect to any other equity security of the Company, equal to the Liquidation Preference, and (ii) the amount payable per share, participating on an “as converted” basis, upon liquidation to the holders of the Successor common stock. The “Liquidation Preference” equals (i) the face amount of the Mandatorily Convertible Preferred Stock, increased by (ii) the amount of interest that would have accumulated on the face amount of the Mandatorily Convertible Preferred Stock up to (but excluding) the date of any liquidation, winding-up or dissolution of the Company, compounding quarterly at a rate of 7% per annum. Thereafter, holders of Mandatorily Convertible Preferred Stock will have no right or claim to the remaining assets, if any, of the Company. The filing of the DHCP Bankruptcy Petitions triggers the liquidation preference of the Mandatory Convertible Preferred Stock. Refer to Note 31 for further information.
Further, on the WIMC Effective Date, the Company issued to the holders of its common stock and Convertible Noteholders, Series A Warrants to purchase up to an aggregate of 7,245,000 shares of common stock at $20.63 per share and Series B Warrants to purchase up to an aggregate of 5,748,750 shares of common stock at $28.25 per share. All unexercised warrants expire and the rights of the warrant holders to purchase shares of common stock terminate on February 9, 2028, at 5:00 p.m., Eastern Standard Time, which is the 10th anniversary of the WIMC Effective Date. The estimated fair values of the Series A Warrants and Series B Warrants on the WIMC Effective Date were determined to be $1.68 and $0.94 per warrant, respectively, and are classified within additional paid-in capital on the consolidated balance sheets. The DHCP RSA contemplates that holders of equity securities of the Company will not receive any recovery on account of such securities, and such securities will be canceled. Refer to Note 31 for further information.

Termination of Rights Agreement
The Company had previously adopted the Rights Agreement, dated as of June 29, 2015, and subsequently amended and restated on November 11, 2016 and further amended on November 9, 2017 and February 9, 2018, which provided registered holders of common stock of the Predecessor with one preferred stock purchase right per share of common stock, entitling the holder to purchase from the Company one one-thousandth of a fully paid non-assessable share of their junior participating preferred stock. The Rights Agreement provided that if any person or group of persons, excluding certain exempted persons, acquired 4.99% or more of the Company's outstanding common stock or any other interest that would be treated as “stock” for the purposes of Section 382, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of such acquiring person or group. The Rights Agreement was intended to help protect the Company's “built-in tax losses” and certain other tax benefits by acting as a deterrent to any person or group of persons acting in concert from becoming or obtaining the right to become the beneficial owner (including through constructive ownership of securities owned by others) of 4.99% or more of the shares of the Company's common stock.
On the WIMC Effective Date, the Company and Computershare entered into Amendment No. 2 to the Rights Agreement, which accelerated the scheduled expiration date of the Rights (as defined in the Rights Agreement) to the WIMC Effective Date. The Rights issued pursuant to the Rights Agreement, which were also canceled by operation of the WIMC Prepackaged Plan, have expired and are no longer outstanding, and the Rights Agreement has terminated.
In connection with the adoption of the Rights Agreement, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, setting forth the rights, powers, and preferences of the Company’s junior participating preferred stock issuable upon exercise of the rights. The cancellation of all existing equity interests by operation of the WIMC Prepackaged Plan included the cancellation of any rights issued under the Rights Agreement. In addition, on the WIMC Effective Date, the Company filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland, which among other things, served to eliminate the Company’s junior participating preferred stock. The Company’s Articles of Amendment and Restatement, adopted on the WIMC Effective Date, include transfer restriction provisions intended to protect the tax benefits described above.
Registration Rights Agreement
On the WIMC Effective Date and pursuant to the WIMC Prepackaged Plan, the Company entered into a Registration Rights Agreement that provided certain registration rights to certain parties (together with any person or entity that becomes a party to the Registration Rights Agreement pursuant to the terms thereof) that received shares of the Company’s common stock, warrants and Mandatorily Convertible Preferred stock on the WIMC Effective Date as provided in the WIMC Prepackaged Plan. The Registration Rights Agreement provides such persons with registration rights for the holders’ registrable securities (as defined in the Registration Rights Agreement).
Pursuant to the Registration Rights Agreement, the Company agreed to file, within 60 days of the receipt of a request by holders of at least 40% of the registrable securities, an initial shelf registration statement covering resales of the registrable securities held by the holders. Subject to limited exceptions, the Company is required to maintain the effectiveness of any such registration statement until the earlier of (i) three years following the WIMC Effective Date and (ii) the date that all registrable securities covered by the shelf registration statement are no longer registrable securities.
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
Many of the Company’s subsidiaries are subject to restrictions on their ability to pay dividends or otherwise transfer funds to other consolidated subsidiaries and, ultimately, to the Parent Company. These restrictions include, but are not limited to, minimum levels of net worth and other financial requirements imposed by GSEs, Ginnie Mae and other licensing requirements. The aggregate restricted net assets of these subsidiaries was $381.8 million at December 31, 2018; however, the restrictions on the net assets of these subsidiaries do not directly limit the ability to pay dividends from consolidated retained earnings.
In addition, the Company’s ability to pay dividends is limited by conditions set forth in the agreements governing the 2018 Credit Agreement entered into by the Company during February 2018.
Earnings (Loss) Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations shown on the consolidated statements of comprehensive income (loss) (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Numerator for basic and diluted earnings (loss) per share
Net income (loss) available to common stockholders (numerator)	$(205,094)	$521,007	$(426,899)

Denominator
Weighted-average common shares outstanding (basic denominator)	4,891	37,374	36,761
Effect of dilutive securities:
RSUs	—	50	—
Weighted-average common shares outstanding (dilutive denominator)	4,891	37,424	36,761
The Company’s shares of Mandatorily Convertible Preferred Stock are considered to be participating securities. During periods of net income, the calculation of earnings per share for common stock is adjusted to exclude the income attributable to the participating securities from the numerator and exclude the dilutive impact of those shares from the denominator. During periods of net loss, as was the case for the period from February 10, 2018 through December 31, 2018, no effect is given to the participating securities because they do not share in the losses of the Company.

For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes securities that could potentially dilute earnings per share in the future but have been excluded from the computation of dilutive earnings per share in the periods that the Company has earnings (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Outstanding share-based compensation awards
Stock options (1)	—	3,533	3,533
RSUs	—	327	327
Performance shares	151	—	—
Assumed conversion of Convertible Notes	—	4,932	4,932
Outstanding Series A and B Warrants	12,994	—	—
__________

(1)	All antidilutive stock options were out-of-the-money at February 9, 2018 and December 31, 2017. There were no stock options granted during the period from February 10, 2018 through December 31, 2018.
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
The Convertible Notes were antidilutive when calculating earnings (loss) per share when the Company's average stock price was less than $58.80. Upon conversion of the Convertible Notes, the Company may have paid or delivered, at its option, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.
26. Supplemental Disclosures of Cash Flow Information
The Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$198,603	$17,734	$212,021
Cash received for taxes	(910)	(244)	(72,882)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Servicing rights capitalized upon sales of loans	166,203	14,493	148,227
Real estate owned acquired through foreclosure	111,207	14,045	167,835
Residential loans originated to finance the sale of real estate owned	12,885	1,701	10,799
Residential loans acquired from Non-Residual Trusts (1)	—	—	25,061
__________

(1)	Represents loans held by the Non-Residual Trusts that were acquired by the Company upon the exercise of the mandatory call obligations. Refer to Notes 5 and 29 for additional information.

27. Segment Reporting
Management has organized the Company into three reportable segments based primarily on its services as follows:

•
Servicing — performs servicing for the Company's mortgage loan portfolio and on behalf of third-party credit owners of mortgage loans for a fee and also performs subservicing for third-party owners of MSR. The Servicing segment also operates complementary businesses including a collections agency that performs collections of post charge-off deficiency balances for third parties and the Company. Commencing February 1, 2017, an insurance agency owned by the Company began to provide insurance marketing services to a third party with respect to voluntary insurance policies, including hazard insurance. In addition, the Servicing segment held the assets and mortgage-backed debt of the Residual Trusts until their sale and deconsolidation in November 2018.

•	Originations —originates and purchases mortgage loans that are intended for sale to third parties.

•
Reverse Mortgage — primarily focuses on the servicing of reverse loans for the Company's own reverse mortgage portfolio and subservicing on behalf of third-party credit owners of reverse loans. The Reverse Mortgage segment also provides complementary services for the reverse mortgage market, such as real estate owned property management and disposition, for a fee. Effective January 2017, the Company exited the reverse mortgage originations business. The Company no longer has any reverse loans remaining in its originations pipeline and has finalized the shutdown of the reverse mortgage originations business. The Company continues to fund undrawn Tails available to borrowers.

The following tables present select financial information for the reportable segments (in thousands). The Company has presented the revenue and expenses of the Non-Residual Trusts and other non-reportable operating segments, as well as corporate expenses, in the Corporate and Other non-reportable segment. Intersegment revenues and expenses have been eliminated. Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to our operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

	Successor
	For the Period From February 10, 2018 Through December 31, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)(2)	$321,833	$—	$22,361	$55	$(4,915)	$339,334
Net gains on sales of loans (2)	564	159,787	—	—	1,359	161,710
Net fair value gains on reverse loans and related HMBS obligations	—	—	46,833	—	—	46,833
Interest income on loans	1,792	40	—	—	—	1,832
Other revenues (3)	86,481	23,734	5,581	1,498	(8,063)	109,231
Total revenues	410,670	183,561	74,775	1,553	(11,619)	658,940

Interest expense	15,356	29,445	52,824	111,696	—	209,321
Depreciation and amortization	14,062	15,691	1,632	973	—	32,358
Goodwill and intangible assets impairment	7,400	16,260	—	—	—	23,660
Other expenses, net (4)	296,439	156,534	64,832	107,578	(11,619)	613,764
Total expenses	333,257	217,930	119,288	220,247	(11,619)	879,103

Reorganization items	—	—	—	(2,726)	—	(2,726)
Other gains (losses) (6)	(6,878)	—	—	22,022	—	15,144

Income (loss) before income taxes	$70,535	$(34,369)	$(44,513)	$(199,398)	$—	$(207,745)

	At December 31, 2018
Total assets	$1,900,630	$1,017,847	$8,460,374	$212,761	$(307,086)	$11,284,526

	Predecessor
	For the Period From January 1, 2018 Through February 9, 2018
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)(2)	$127,503	$—	$2,029	$—	$(847)	$128,685
Net gains on sales of loans (2)	216	27,490	—	—	257	27,963
Net fair value gains on reverse loans and related HMBS obligations	—	—	10,576	—	—	10,576
Interest income on loans	3,381	6	—	—	—	3,387
Other revenues (3)	14,451	2,389	602	89	(869)	16,662
Total revenues	145,551	29,885	13,207	89	(1,459)	187,273

Interest expense	9,606	9,675	11,956	7,519	—	38,756
Depreciation and amortization	3,252	265	228	65	—	3,810
Other expenses, net (4)	48,649	21,580	9,579	12,808	(1,459)	91,157
Total expenses	61,507	31,520	21,763	20,392	(1,459)	133,723

Reorganization items and fresh start accounting adjustments	(14,588)	9,612	7,423	462,116	—	464,563
Other gains (6)	158	—	—	2,718	—	2,876

Income (loss) before income taxes	$69,614	$7,977	$(1,133)	$444,531	$—	$520,989

	Predecessor
	For the Year Ended December 31, 2017
	Servicing	Originations	Reverse Mortgage	Corporate and Other	Eliminations	Total Consolidated
Net servicing revenue and fees (1)(2)	$328,736	$—	$27,566	$—	$(9,620)	$346,682
Net gains on sales of loans (2)	607	280,967	—	—	2,817	284,391
Net fair value gains on reverse loans and related HMBS obligations	—	—	42,419	—	—	42,419
Interest income on loans	41,147	48	—	—	—	41,195
Other revenues (3)	94,558	31,329	2,750	933	(12,997)	116,573
Total revenues	465,048	312,344	72,735	933	(19,800)	831,260

Interest expense	53,593	41,555	31,435	134,661	—	261,244
Depreciation and amortization	34,242	2,811	3,010	701	—	40,764
Other expenses, net (4)(5)	563,087	199,994	99,185	150,247	(19,800)	992,713
Total expenses	650,922	244,360	133,630	285,609	(19,800)	1,294,721

Reorganization items	—	—	—	(37,645)	—	(37,645)
Other gains (losses) (6)	63,548	(719)	(1,345)	9,366	—	70,850

Income (loss) before income taxes	$(122,326)	$67,265	$(62,240)	$(312,955)	$—	$(430,256)

	At December 31, 2017
Total assets	$2,957,173	$877,193	$10,100,149	$460,193	$(230,511)	$14,164,197
__________

(1)
The Servicing segment recorded intercompany servicing revenue and fees from activity with the Originations segment and the Corporate and Other non-reportable segment of $4.9 million, $0.8 million and $9.6 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively.

(2)
Included in intercompany servicing revenue and fees for the Servicing segment are late fees that were waived as an incentive for borrowers refinancing their loans of $1.4 million, $0.3 million and $2.8 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively, which reduced net gains on sales of loans recognized by the Originations segment.

(3)
The Servicing segment recorded intercompany revenues for fees earned related to certain loan originations completed by the Originations segment from leads generated through the Servicing segment's servicing portfolio of $8.0 million, $0.9 million and $12.9 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. The expenses incurred by the Originations segment for these originations are included in other expenses, net in the tables above.

(4)	Other expenses, net in the tables above include salaries and benefits, general and administrative, and other expenses, net on the consolidated statements of comprehensive income (loss).

(5)
Effective January 1, 2018, the Company no longer allocates corporate overhead, including depreciation and amortization, to its operating segments. These amounts are now included in the Corporate and Other non-reportable segment. Prior year balances have been restated to conform to current year presentation.

(6)
Other gains (losses) in the tables above include other net fair value gains, net losses on extinguishment of debt, gain on sale of business and other on the consolidated statements of comprehensive income (loss).

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

Due to the accounting treatment for reverse loans as secured borrowings when transferred, RMS has obtained an indefinite waiver for certain of these requirements from Ginnie Mae and a waiver through December 2019 from Fannie Mae. In addition, the Parent Company has provided a guarantee whereby it guarantees the performance and obligations of RMS under the Ginnie Mae HMBS program. In the event that the Parent Company fails to honor this guarantee, Ginnie Mae could terminate RMS’s status as a qualified issuer of HMBS as well as take other actions permitted by law that could impact the operations of RMS, including the termination or suspension of RMS’s servicing rights associated with reverse loans underlying HMBS guaranteed by Ginnie Mae. Each subsidiary of the Parent Company that is a Ginnie Mae issuer has also entered into a cross default agreement with Ginnie Mae that provides that, upon the default by a subsidiary under an applicable Ginnie Mae program agreement, Ginnie Mae will have the right to (i) declare a default on all other pools and loan packages of that subsidiary and all pools and loan packages of any affiliated Ginnie Mae issuer that executed the cross default agreement and (ii) exercise any other remedies available under applicable law against each of the affiliated Ginnie Mae issuers. Refer to Note 31 for information regarding subsequent events.
The Parent Company has also provided a guarantee to (i) Fannie Mae, dated May 31, 2013, for RMS, (ii) Fannie Mae, dated March 17, 2014, for Ditech Financial, and (iii) Freddie Mac, dated December 19, 2013, for Ditech Financial. Pursuant to the RMS guarantee, the Parent Company agreed to guarantee all of the obligations required to be performed or paid by RMS under RMS' mortgage selling and servicing contract or any other agreement between Fannie Mae and RMS relating to mortgage loans or participation interests that RMS delivers or has delivered to Fannie Mae or services or has serviced for, or on behalf of, Fannie Mae. RMS does not currently sell loans to Fannie Mae. Pursuant to the Ditech Financial Fannie Mae guarantee, the Parent Company agreed to guarantee all of the servicing obligations required to be performed or paid by Ditech Financial under Ditech Financial's mortgage selling and servicing agreement, the Fannie Mae selling and servicing guides, or any other agreement between Fannie Mae and Ditech Financial. The Parent Company also agreed to guarantee all selling representations and warranties Ditech Financial has assumed, or may in the future assume, in connection with Ditech Financial's purchase of MSR related to Fannie Mae loans. The Parent Company does not guarantee Ditech Financial's obligations relating to the selling representations and warranties made or assumed by Ditech Financial in connection with the sale and/or securitization of mortgage loans to and/or by Fannie Mae. Pursuant to the Ditech Financial Freddie Mac guarantee, the Parent Company agreed to guarantee all of the seller and servicer obligations required to be performed or paid by Ditech Financial under any agreement between Freddie Mac and Ditech Financial.
Factors that may significantly affect the adequacy of net worth include, but are not limited to, regulatory mandates, the overall economic condition in the mortgage and real estate markets, as well as the financial markets in general. After taking into account the waivers described above, all of the Company's subsidiaries were in compliance with all of their capital requirements at December 31, 2018 and 2017. The following table presents the required and actual adjusted net worth, as defined by the applicable agreement, for the most restrictive covenant, excluding covenants for which the Company has waivers, applicable to each of the Company's two largest operating subsidiaries (in thousands):

	Successor		Predecessor
	December 31, 2018		December 31, 2017
	Required Adjusted Net Worth	Actual Adjusted Net Worth	Required Adjusted Net Worth	Actual Adjusted Net Worth
Ditech Financial	$306,134	$828,902	$357,264	$1,194,815
Reverse Mortgage Solutions	75,666	161,774	94,418	153,353
The Company also has financial covenant requirements relating to its servicing advance facilities and its master repurchase agreements, as discussed in more detail in Notes 18 and 19.
29. Commitments and Contingencies
Mandatory Clean-Up Call and Letter of Credit Reimbursement Obligation
Historically, the Company was obligated to exercise the mandatory clean-up call obligations assumed as part of a prior agreement to acquire the rights to service the loans in the Non-Residual Trusts. The Company was required to call these securitizations when the principal amount of each loan pool fell to 10% or below of the original principal amount. On October 10, 2017, the Company entered into a Clean-up Call Agreement with a counterparty, pursuant to which the Company paid an inducement fee in the amount of $36.5 million to the counterparty. The Clean-up Call Agreement inducement fee, which was deferred and is being amortized as the counterparty executes the clean-up calls per the agreement, had a balance of $11.0 million at December 31, 2018 and is recorded within other assets on the consolidated balance sheets. With the execution of the Clean-Up Call Agreement, the counterparty assumed the Company’s mandatory obligation to exercise the clean-up calls for the remaining securitization trusts. In connection with the exercise of each clean-up call, the counterparty agreed to reimburse the Company for certain outstanding advances previously made by the Company with respect to the related trusts, up to an aggregate amount of approximately $6.4 million for the eight remaining trusts. At December 31, 2018, the outstanding advances available for the remaining trusts to be called totaled $2.7 million.

As part of an agreement to service the loans in the original eleven securitization trusts and as a result of the Clean-up Call Agreement, the Company has an obligation to reimburse a third party for amounts drawn on the LOCs in excess of $17.0 million in the aggregate related to the two remaining consolidated securitization trusts from July 1, 2017 through each individual call date. The total draws on the LOCs were $11.9 million at December 31, 2018.
Unfunded Commitments
Reverse Mortgage Loans
At December 31, 2018, the Company had floating-rate reverse loans in which the borrowers have additional borrowing capacity of $894.2 million and similar commitments on fixed-rate reverse loans of $57.6 million primarily in the form of undrawn lines-of-credit. The borrowing capacity of $1.0 billion was available to be drawn by borrowers at December 31, 2018. In addition, the Company has other commitments of $22.4 million to fund taxes and insurance on borrowers’ properties to the extent these amounts were set aside for such purpose upon the origination of the related reverse loan. There is no termination date for these drawings so long as the loan remains performing.
Mortgage Loans
The Company has short-term commitments to lend $1.3 billion and commitments to purchase loans totaling $3.1 million at December 31, 2018. In addition, the Company had commitments to sell $2.3 billion and purchase $677.5 million in mortgage-backed securities at December 31, 2018.
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
The Company currently relies upon certain master repurchase agreements and operating cash flows, to the extent necessary, to repurchase these Ginnie Mae loans. The timing and amount of the Company's obligation to repurchase HECMs is uncertain as repurchase is predicated on certain factors such as whether a borrower event of default occurs prior to the HECM reaching the mandatory repurchase threshold under which the Company is obligated to repurchase the loan. The Company repurchased $1.6 billion, $257.1 million and $1.3 billion, respectively, in reverse loans and real estate owned from securitization pools during the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. As of December 31, 2018, the Company had reverse loans and real estate owned that it had repurchased totaling $1.1 billion with a fair value of $1.0 billion, and had unfunded commitments to repurchase reverse loans and real estate owned of $165.1 million. Repurchases of reverse loans and real estate owned have increased significantly as compared to prior periods due to the increased flow of HECMs and real estate owned that are reaching 98% of their maximum claim amount and are expected to peak during 2019. The Company's repurchases of reverse loans and real estate owned are projected to be approximately $2.0 billion, $1.2 billion and $643.7 million during the years ending December 31, 2019, 2020 and 2021, respectively.

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
The Company's representations and warranties are generally not subject to stated limits of exposure with the exception of certain loans originated under HARP, which limited exposure based on payment history of the loan. At December 31, 2018, the Company’s maximum exposure to repurchases due to potential breaches of representations and warranties was $67.8 billion and was based on the original unpaid principal balance of loans sold from the beginning of 2013 through December 31, 2018, adjusted for voluntary payments made by the borrower on loans for which the Company performs servicing. A majority of the Company's loan sales were servicing retained.
The Company’s obligations vary based upon the nature of the repurchase demand and the current status of the mortgage loan. The following table summarizes the activity for the Company's liability associated with representations and warranties (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Balance at beginning of the period	$16,487	$16,792	$22,094
Provision for new sales	5,522	729	6,991
Change in estimate of existing reserves	(6,919)	(1,001)	(10,596)
Net realized losses on repurchases	(2,343)	(33)	(1,697)
Balance at end of the period	$12,747	$16,487	$16,792
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
Reverse Mortgage Loans
FHA regulations provide that servicers meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed by the servicer, or for making the credit owner whole for any interest curtailed by FHA due to not meeting the required event-specific timeframes. The Company had a curtailment obligation liability of $68.7 million at December 31, 2018 related to the foregoing, which reflects management’s best estimate of the probable incurred claim. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets. The Company recorded a provision (benefit), net of expected third-party recoveries, related to the curtailment liability of $(7.4) million and $0.4 million during the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. The Company has potential estimated maximum financial statement exposure for an additional $61.8 million related to similar claims, which are reasonably possible, but which the Company believes are the responsibility of third parties (e.g., prior servicers and/or credit owners).

Mortgage Loans
The Company had a curtailment obligation liability of $31.1 million at December 31, 2018 related to sales of servicing rights, advance curtailment exposure and mortgage loan servicing that it primarily assumed through an acquisition of servicing rights. The Company is obligated to service the related mortgage loans in accordance with Ginnie Mae requirements, including repayment to credit owners for corporate advances and interest curtailment. The curtailment liability is recorded in payables and accrued liabilities on the consolidated balance sheets.
Lease Obligations
The Company leases office space and office equipment under various operating lease agreements with terms expiring through 2026, exclusive of renewal option periods. Rent expense was $16.0 million, $1.7 million and $18.6 million for the period from February 10, 2018 through December 31, 2018, the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017, respectively. Estimated future minimum rental payments under operating leases at December 31, 2018 are as follows (in thousands):

Successor
Amount
2019	$13,425
2020	10,801
2021	10,602
2022	10,887
2023	9,535
Thereafter	12,693
Total	$67,943
In February 2019, the Company filed the DHCP Bankruptcy Petitions and therefore, the above estimated future minimum rental payments under operating leases will be subject to the outcome of the Company's emergence from the DHCP Chapter 11 Cases, since certain lease obligations may be rejected or disallowed under bankruptcy law. Refer to Note 31 for additional information regarding the DHCP Chapter 11 Cases.
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

At December 31, 2018, the Company’s recorded reserves associated with legal and regulatory contingencies for which a loss is probable and can be reasonably estimated were approximately $19 million. There can be no assurance that the ultimate resolution of the Company’s pending or threatened litigation, claims or assessments will not result in losses in excess of the Company’s recorded reserves. As a result, the ultimate resolution of any particular legal matter, or matters, could be material to the Company’s results of operations or cash flows for the period in which such matter is resolved.
For matters involving a probable loss where the Company can estimate the range but not a specific loss amount, the aggregate estimated amount of reasonably possible losses in excess of the recorded liability was $0 to approximately $12 million at December 31, 2018. Given the inherent uncertainties and status of the Company’s outstanding legal and regulatory matters, the range of reasonably possible losses cannot be estimated for all matters; therefore, this estimated range does not represent the Company’s maximum loss exposure. As new information becomes available, the matters for which the Company is able to estimate, as well as the estimates themselves, will be adjusted accordingly.
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
A federal securities fraud complaint was filed against the Company, George M. Awad, Denmar J. Dixon, Anthony N. Renzi, and Gary L. Tillett on March 16, 2017. The case, captioned Courtney Elkin, et al. vs. Walter Investment Management Corp., et al., Case No. 2:17-cv-02025-JCJ, is pending in the Eastern District of Pennsylvania. The court has appointed a lead plaintiff in the action who filed an amended complaint on September 15, 2017. The amended complaint seeks monetary damages and asserts claims under Sections 10(b) and 20(a) of the Exchange Act during a class period alleged to begin on August 9, 2016 and conclude on August 1, 2017. The amended complaint alleges that: (i) defendants made material misstatements about the value of the Company's deferred tax assets; (ii) the material misstatement about the value of the Company's deferred tax assets required the Company to restate certain financials in the Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, September 30, 2016 and March 31, 2017 and the Annual Report on Form 10-K for the year ended December 31, 2016, and caused the Company to violate the financial covenants and obligations in agreements with the Company's lenders and GSEs; and (iii) defendants made material misstatements concerning the Company's initiatives to deleverage the Company's capital structure. On November 3, 2017, the lead plaintiff voluntarily dismissed defendant Denmar J. Dixon from the action. On November 14, 2017, the remaining defendants moved to dismiss the amended complaint. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On July 13, 2018, the parties entered into a formal settlement agreement to settle the action for $2.95 million subject to notice to the alleged class and court approval. On December 18, 2018, the court approved the settlement, which was paid by the Company's directors’ and officers’ insurance carrier. On January 18, 2019, the time to appeal the court's approval of the settlement expired.

A stockholder derivative complaint purporting to assert claims on behalf of the Company was filed against certain current and former members of the Board of Directors on June 22, 2017. The case, captioned Michael E. Vacek, Jr., et al. vs. George M. Awad, et al., Case No. 2:17-cv-02820-JCJ, is pending in the Eastern District of Pennsylvania. The plaintiff filed an amended complaint in the action on September 13, 2017. The amended complaint seeks monetary damages for the Company and equitable relief and asserts a claim for breach of fiduciary duty arising out of: (i) a material weakness in the Company's internal controls over financial reporting related to operational processes associated with Ditech Financial default servicing activities, including identifying foreclosure tax liens and resolving such liens efficiently, foreclosure related advances, and the processing and oversight of loans in bankruptcy status, which resulted in several adjustments to reserves during the fourth quarter of 2016; (ii) an accounting error that caused an overstatement of the value of the Company's deferred tax assets; and (iii) subpoenas seeking documents relating to RMS’s origination and underwriting of reverse mortgages and loans. The Company and the defendants moved to dismiss the amended complaint on October 5, 2017. From December 1, 2017 to February 9, 2018, the action was stayed pursuant to section 362 of the Bankruptcy Code. On April 26, 2018, the court denied the motion to dismiss. On May 9, 2018, the Company and the defendants moved for reconsideration or certification of the court’s denial of the motion to dismiss. On October 17, 2018, the parties entered into a formal settlement agreement to settle the action based on the Company's adoption of certain corporate governance measures. The Company's directors' and officers' insurance carrier agreed to pay $0.258 million in attorneys’ fees to plaintiff's counsel. On February 1, 2019, the court approved the settlement. On February 11, 2019, the action was stayed pursuant to section 362 of the Bankruptcy Code.
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
Key Employee Retention Plan and Severance Benefits
In September 2017, the Company entered into retention agreements with certain key officers of the Company. These agreements set forth retention bonuses to be earned by the key officers through dates as defined in each agreement. The total original retention bonuses to be paid for key officers that met the related party definition and met the qualifications of the agreement was $2.8 million, which was earned over the retention period. On February 20, 2018, Anthony N. Renzi resigned from his position as Chief Executive Officer and President of the Company, and therefore forfeited his right to payment of $1.3 million of his original retention bonus, which is included in the total amount above.
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
Ritesh Chaturbedi, the Company's Chief Operating Officer, entered into a termination letter agreement with the Company on January 14, 2019, pursuant to which Mr. Chaturbedi's employment was terminated as of January 11, 2019. Mr. Chaturbedi is entitled to receive a severance benefit equal to one-times Mr. Chaturbedi’s current base salary, payable in installments over a period of 12 months, subject to Mr. Chaturbedi executing and not revoking a release of claims against the Company.
In June 2018, the Company adopted a KEIP, which was designed to provide a transaction incentive bonus to certain key employees, to the extent a successful transaction is executed and ultimately consummated in connection with the Company's previously announced evaluation of strategic alternatives. The KEIP is payable in two equal installments, with the first installment totaling $2.5 million paid during February 2019 upon execution of the DHCP RSA on February 8, 2019. The second installment is payable upon consummation of a transaction, subject to meeting certain performance targets and the Bankruptcy Court’s approval.

30. Quarterly Results of Operations (Unaudited)
The following tables summarize the Company’s unaudited consolidated results of operations on a quarterly basis for the years ended December 31, 2018 and 2017. The sum of the quarterly earnings (loss) per share amounts do not equal the amount reported for the full year since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Quarterly results of operations are summarized as follows (in thousands, except per share data):

	Successor				Predecessor
	For the 2018 Quarters Ended			For the Period From February 10, 2018 Through March 31, 2018 (1)(2)	For the Period From January 1, 2018 Through February 9, 2018 (1)
	December 31 (2)	September 30 (1)	June 30 (2)
Total revenues	$164,539	$204,658	$198,528	$91,215	$187,273
Total expenses	229,635	252,073	251,736	145,659	133,723
Total other gains (losses)	(11,516)	10,463	12,987	484	467,439
Income (loss) before income taxes (3)	(76,612)	(36,952)	(40,221)	(53,960)	520,989
Income tax expense (benefit)	(2,774)	(315)	249	189	(18)
Net income (loss)	$(73,838)	$(36,637)	$(40,470)	$(54,149)	$521,007
Basic earnings (loss) per common and common equivalent share	$(13.99)	$(7.28)	$(8.60)	$(12.73)	$13.94
Diluted earnings (loss) per common and common equivalent share	$(13.99)	$(7.28)	$(8.60)	$(12.73)	$13.92
__________

(1)
Reorganization items and fresh start accounting adjustments of $(2.6) million, $(0.1) million and $464.6 million are included in total other gains (losses) during the quarter ended September 30, 2018, the period from February 10, 2018 through March 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. Refer to Note 2 for further information.

(2)
Goodwill and intangible assets impairment losses of $12.7 million, $1.0 million and$10.0 million are included in total expenses during the quarter ended December 31. 2018, the quarter ended June 30, 2018 and the period from February 10, 2018 through March 31, 2018, respectively. Refer to Note 14 for further information.

(3)
A significant portion of the Company's asset and liabilities are carried at fair value and, as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

	Predecessor
	For the 2017 Quarters Ended
	December 31 (1)	September 30	June 30	March 31
Total revenues	$200,544	$176,644	$208,787	$245,285
Total expenses	385,271	303,146	292,595	313,709
Total other gains (losses)	(33,622)	2,824	(8,807)	72,810
Income (loss) before income taxes (2)	(218,349)	(123,678)	(92,615)	4,386
Income tax expense (benefit)	(5,384)	455	1,694	(122)
Net income (loss)	$(212,965)	$(124,133)	$(94,309)	$4,508
Basic and diluted earnings (loss) per common and common equivalent share	$(5.70)	$(3.38)	$(2.58)	$0.12
__________

(1)	Reorganization items of $(37.6) million are included in total other gains (losses) during the quarter ended December 31, 2017.

(2)
A significant portion of the Company's asset and liabilities are carried at fair value and as a result, the Company’s net income or loss can be materially impacted quarter over quarter by gains and losses resulting from changes in valuation inputs and other assumptions used in the fair value of the assets and liabilities.

31. Subsequent Events
On January 16, 2019, the Parent Company and certain of its subsidiaries entered into forbearance agreements with (i) certain holders of greater than 75% of the aggregate principal amount of the outstanding Second Lien Notes, (ii) certain lenders of greater than 50% of the aggregate principal amount outstanding under the 2018 Credit Agreement and the administrative agent and collateral agent under the 2018 Credit Agreement and (iii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements. Pursuant to the forbearance agreements, the parties noted above agreed to temporarily forbear from the exercise of any rights or remedies they may have in respect of the aforementioned anticipated events of default or other defaults or events of default arising out of or in connection therewith.
On February 8, 2019, the Parent Company and certain of its subsidiaries entered into additional forbearance agreements with (i) certain lenders holding greater than 50% of the sum of (a) the loans outstanding, (b) letter of credit exposure and (c) unused commitments under the 2018 Credit Agreement at such time and the administrative agent and collateral agent under the 2018 Credit Agreement, (ii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements and (iii) the counterparty under a certain master securities forward transaction agreement.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company intends to continue to operate its businesses during the pendency of the DHCP Chapter 11 Cases. To assure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, authorizing them to maintain their operations in the ordinary course.
Restructuring Support Agreement
On February 8, 2019, the Debtors entered into the DHCP RSA with the Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the term loans outstanding under the 2018 Credit Agreement.
Pursuant to the DHCP RSA, the Consenting Term Lenders and the Debtors have agreed to the principal terms of a financial restructuring of the Company, which will be implemented through a prearranged plan of reorganization under the Bankruptcy Code and which provides for the restructuring of the Company's indebtedness through a recapitalization transaction that is expected to reduce gross corporate debt by over $800 million and provide the reorganized company with an appropriately sized working capital facility upon emergence from the DHCP Reorganization Transaction.
The DHCP RSA also provides for the continuation of the Company’s prepetition review of strategic alternatives, whereby, as a potential alternative to the implementation of a DHCP Reorganization Transaction, any and all bids for the Company or its assets will be evaluated as a precursor to confirmation of any Chapter 11 plan of reorganization.
The review of strategic alternatives provides a public and comprehensive forum in which the Debtors are seeking bids or proposals for three types of potential transactions, as described below. If a bid or proposal is received representing higher or better value than the DHCP Reorganization Transaction, it will either be incorporated into the DHCP Reorganization Transaction or pursued as an alternative to the DHCP Reorganization Transaction in consultation with the Consenting Term Lenders and subject to the DHCP RSA.
The three types of transactions for which bids are being solicited are:

•	a sale transaction meaning, a sale of substantially all of the Company’s assets, as provided in the DHCP RSA;

•
an asset sale transaction meaning, the sale of a portion of the Company’s assets other than a sale transaction consummated prior to DHCP Effective Date; provided such sale shall only be conducted with the consent of the Requisite Term Lenders; and

•
a master servicing transaction meaning, as part of the DHCP Reorganization Transaction to the extent the terms thereof are acceptable to the Requisite Term Lenders, entry by the Company into an agreement or agreements with an approved subservicer or subservicers whereby, following the DHCP Effective Date, all or substantially all of the Company’s mortgage servicing rights are subserviced by the new subservicer.

The DHCP RSA presently contemplates the following treatment for certain key classes of creditors under the DHCP Reorganization Transaction:

•	DHCP DIP Warehouse Facilities Claims - On the DHCP Effective Date, the holders of DHCP DIP Warehouse Facilities claims will be paid in full in cash;

•
Term Loan Claims - On the DHCP Effective Date, the holders of Term Loan Claims will receive their pro rata share of new term loans under an amended and restated credit facility agreement in the aggregate principal amount of $400 million, and 100% of the New Common Stock, which will be privately held;

•	Second Lien Notes Claims - On the DHCP Effective Date, the holders of the Second Lien Notes will not receive any distribution;

•
Go-Forward Trade Claims - On the DHCP Effective Date, trade creditors identified by the Company (with the consent of the Requisite Term Lenders) as being integral to and necessary for the ongoing operations of New Ditech) will receive a distribution in cash in an amount equaling a certain percentage of their claim, subject to an aggregate cap; and

•	Existing Equity Interests - On the DHCP Effective Date, holders of the Company’s existing preferred stock, common stock and warrants will have their claims extinguished.
If the Debtors proceed to confirmation of a sale transaction, the Debtors will distribute proceeds of such transaction in accordance with the priority scheme under the Bankruptcy Code.
Under the DHCP RSA, on the Election Date, the Electing Term Lenders may deliver an election notice to the Company stating that the Electing Term Lenders wish to consummate an elected transaction as follows: (i) the DHCP Reorganization Transaction, or (ii) master servicing transaction (as part of the DHCP Reorganization Transaction), or (iii) sale transaction, and, if applicable, (iv) in connection and together with an election of (i), (ii), or (iii), any asset sale transaction(s), provided that inclusion of any asset sale transaction(s) is not incompatible with successful consummation of the elected transaction in (i), (ii) or (iii). If the Debtors do not proceed with the elected transaction, the Consenting Term Lenders can terminate the DHCP RSA.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company intends to continue to operate its businesses during the pendency of the DHCP Chapter 11 Cases. To assure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, authorizing them to maintain their operations in the ordinary course.
The filing of the DHCP Bankruptcy Petitions described above triggers an event of default or an early amortization event under certain of the Company's debt instruments. The filing of the DHCP Bankruptcy Petitions also triggers the liquidation preference of the Company’s Mandatorily Convertible Preferred Stock. Certain of the Company's obligations, including the payment of interest under the Company's debt instruments, are stayed under the Bankruptcy Code during the pendency of the DHCP Chapter 11 Cases.
During the pendency of the DHCP Chapter 11 Cases, the Bankruptcy Court granted relief enabling the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the payment of employee wages and benefits, the payment of taxes and certain governmental fees and charges, continued operation of the cash management system in the ordinary course, and payment of the prepetition claims to certain of the Company's vendors. For goods and services provided following the DHCP Petition Date, the Company continues to pay vendors under normal terms.
DHCP DIP Warehouse Facilities
On February 8, 2019, the Parent Company, as guarantor, along with its wholly-owned subsidiaries Ditech Financial and RMS, entered into the DHCP Commitment Letter with Barclays Bank PLC and Nomura Corporate Funding Americas, LLC regarding the terms of the DHCP DIP Warehouse Facilities, which, upon approval from the Bankruptcy Court on February 14, 2019, provide the Company up to $1.9 billion in available financing. Proceeds of the DHCP DIP Warehouse Facilities were used to repay and refinance RMS’ and Ditech Financial’s existing master repurchase agreements and variable funding notes issued under existing servicer advance facilities. The existing master repurchase agreements and variable funding notes issued under servicer advance facilities were terminated or otherwise replaced under the DHCP DIP Warehouse Facilities. The DHCP DIP Warehouse Facilities will be used to fund Ditech Financial’s and RMS’ continued business operations, providing the necessary liquidity to the Debtors to implement the DHCP Restructuring.

Under the DHCP DIP Warehouse Facilities:
(i) up to $650.0 million will be available to fund Ditech Financial’s origination business and will incur interest based on 3-month LIBOR plus a per annum margin of 2.25%;
(ii) up to $1.0 billion will be available to RMS to fund certain HECMs and real estate owned from Ginnie Mae securitization pools, and will incur interest based on 3-month LIBOR plus a per annum margin of 3.25%; and
(iii) up to $250.0 million will be available to finance the advance receivables related to Ditech Financial’s servicing activities and will incur interest based on 3-month LIBOR plus a per annum margin of 2.25%. Two new series of variable funding notes were issued under the DHCP DIP Warehouse Facilities to replace the existing variable funding notes under the DAAT Facility and DPAT II Facility, which otherwise remain largely intact to finance advances.
In addition, the lenders under the DHCP DIP Warehouse Facilities have agreed to provide Ditech Financial, through the DIP Maturity Date, up to $1.9 billion in trading capacity for Ditech Financial to hedge its interest rate exposure with respect to the loans in Ditech Financial’s loan origination pipeline. The obligations of Ditech Financial and RMS under certain of the DHCP DIP Warehouse Facilities and related hedges are netted and cross-collateralized, pursuant to the terms of a master netting arrangement. Pursuant to such netting arrangement, the lenders under the DHCP DIP Warehouse Facilities are permitted to set-off and net certain margin held by or pledged to them under certain of the DHCP DIP Warehouse Facilities and related hedges against the obligations owed by Ditech Financial and/or RMS thereunder.
The DHCP DIP Warehouse Facilities contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity requirements. The Company was in compliance with all financial covenants under the DHCP DIP Warehouse Facilities as of February 28, 2019.
Ginnie Mae Notice of Violation
On February 8, 2019, Ginnie Mae sent Ditech Financial and RMS a notice of violation stating that Ginnie Mae learned of certain actions, including the pending filing of the DHCP Chapter 11 Cases, that purportedly constitute a violation of the terms of the Ginnie Mae Guaranty Agreements and Ginnie MBS Guide. The notice of violation outlined certain remedies available to Ginnie Mae as a result of Ditech Financial's and RMS' actions, but advised both Ditech Financial and RMS that Ginnie Mae would forbear from exercising remedies for a period of 125 days provided that Ditech Financial and RMS otherwise complied with the terms set forth in the notice of violation, including complying with additional requests of Ginnie Mae during the forbearance period.

Ditech Holding Corporation
Schedule I
Financial Information
(Parent Company Only)
(in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$948	$506
Restricted cash and cash equivalents	1,509	1,503
Residential loans at amortized cost, net	—	11,602
Residential loans at fair value	1,028	—
Receivables, net	19,423	17,546
Premises and equipment, net	104	600
Deferred tax assets, net	—	2,119
Other assets	36,076	27,639
Due from affiliates, net	—	89,429
Investments in consolidated subsidiaries and VIEs	1,317,587	1,453,385
Total assets	$1,376,675	$1,604,329

LIABILITIES AND STOCKHOLDERS' DEFICIT
Payables and accrued liabilities	$35,701	$31,922
Corporate debt	1,133,218	1,214,663
Due to affiliates, net	225,879	—
Total liabilities not subject to compromise	1,394,798	1,246,585
Liabilities subject to compromise	—	806,937
Total liabilities	1,394,798	2,053,522

Stockholders' deficit:
Preferred stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 10,000,000 shares, including 100,000 shares of mandatorily convertible preferred stock, at December 31, 2018 (Successor) and 10,000,000 shares at December 31, 2017 (Predecessor)
Issued and outstanding - 91,408 shares at December 31, 2018 (Successor) and 0 shares at December 31, 2017 (Predecessor) (liquidation preference $97,246)	1	—
Common stock, $0.01 par value per share (Successor and Predecessor):
Authorized - 90,000,000 shares (Successor and Predecessor)
Issued and outstanding - 5,328,417 shares at December 31, 2018 (Successor) and 37,373,616 shares at December 31, 2017 (Predecessor)	53	374
Additional paid-in capital	186,825	598,193
Accumulated deficit	(205,094)	(1,048,817)
Accumulated other comprehensive income	92	1,057
Total stockholders' deficit	(18,123)	(449,193)
Total liabilities and stockholders' deficit	$1,376,675	$1,604,329
The accompanying notes are an integral part of these financial statements.

Ditech Holding Corporation
Schedule I
Financial Information
(Parent Company Only)
(in thousands)

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
REVENUES
Interest income on loans	$(48)	$68	$865
Other revenues, net	1,086	47	355
Total revenues	1,038	115	1,220

EXPENSES
Interest expense	111,696	7,519	134,660
Salaries and benefits	44,401	6,071	40,763
General and administrative	47,782	821	95,660
Depreciation and amortization	—	—	700
Corporate allocations	(76,537)	(11,779)	(86,309)
Other expenses, net	(615)	34	564
Total expenses	126,727	2,666	186,038

OTHER GAINS (LOSSES)
Reorganization items and fresh start accounting adjustments	(2,726)	458,511	(37,645)
Net losses on extinguishment of debt	(4,454)	(864)	(1,797)
Other net fair value gains	4,715	—	—
Other	(9,066)	—	—
Total other gains (losses)	(11,531)	457,647	(39,442)

Income (loss) before income taxes	(137,220)	455,096	(224,260)
Income tax benefit	(613)	(3,918)	(24,381)
Income (loss) before equity in income (losses) of consolidated subsidiaries and VIEs	(136,607)	459,014	(199,879)
Equity in income (losses) of consolidated subsidiaries and VIEs	(68,487)	61,993	(227,020)
Net income (loss)	$(205,094)	$521,007	$(426,899)

Comprehensive income (loss)	$(205,002)	$521,007	$(426,889)
The accompanying notes are an integral part of these financial statements.

Ditech Holding Corporation
Schedule I
Financial Information
(Parent Company Only)
(in thousands)

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Cash flows used in operating activities	$(97,036)	$(30,622)	$(71,410)

Investing activities
Principal payments and proceeds received on mortgage loans held for investment	776	26	1,443
Purchases of premises and equipment	—	—	(1,099)
Capital contributions to subsidiaries and VIEs	(10,564)	(741)	(102,897)
Returns of capital from subsidiaries and VIEs	2,446	2	223,999
Change in due from affiliates	(65,744)	77,262	171,805
Proceeds from the sale of residual interests in Residual Trusts, net	45,250	—	—
Other	8,670	(5)	11,861
Cash flows provided by (used in) investing activities	(19,166)	76,544	305,112

Financing activities
Payments on corporate debt	(157,645)	(110,590)	(186,910)
Other debt issuance costs paid	(11,065)	—	(32,573)
Change in due to affiliates	285,162	64,866	(14,409)
Other	—	—	(76)
Cash flows provided by (used in) financing activities	116,452	(45,724)	(233,968)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	250	198	(266)
Cash and cash equivalents and restricted cash and cash equivalents at the beginning of the period	2,207	2,009	2,275
Cash and cash equivalents and restricted cash and cash equivalents at the end of the period	$2,457	$2,207	$2,009
The accompanying notes are an integral part of these financial statements.

Ditech Holding Corporation
Schedule I
Notes to the Parent Company Financial Statements

1. Basis of Presentation
The financial information of the Parent Company should be read in conjunction with the Consolidated Financial Statements included in this report. These Parent Company financial statements reflect the results of operations, financial position and cash flows for the Parent Company and its investment in consolidated subsidiaries and VIEs, for which it is the primary beneficiary, using the equity method of accounting.
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
2. Emergence from the WIMC Reorganization Proceedings
On November 30, 2017, Walter Investment Management Corp. (Predecessor) filed the WIMC Bankruptcy Petition under the Bankruptcy Code to pursue the WIMC Prepackaged Plan announced on November 6, 2017. On January 17, 2018, the Bankruptcy Court approved the amended WIMC Prepackaged Plan and on January 18, 2018, entered a confirmation order approving the WIMC Prepackaged Plan. On February 9, 2018, the WIMC Prepackaged Plan became effective pursuant to its terms and Walter Investment Management Corp. emerged from the WIMC Chapter 11 Case and changed its name to Ditech Holding Corporation (Successor) and on February 12, 2018, our newly issued common stock commenced trading on the NYSE under the symbol DHCP. From and after effectiveness of the WIMC Prepackaged Plan, the Parent Company has continued, in its previous organizational form, to carry out its business.
The impact of the WIMC Reorganization on the Parent Company's debt and equity is discussed in further detail in Notes 20, 23 and 25 to the Consolidated Financial Statements.
Liabilities Subject to Compromise
Liabilities subject to compromise included unsecured or under-secured liabilities incurred prior to the WIMC Petition Date. These liabilities represented the amounts that were expected to be allowed on known or potential claims to be resolved through the WIMC Chapter 11 Case and were subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay or an approved motion of the Bankruptcy Court.
The Parent Company's liabilities that were subject to compromise consisted of the following (in thousands):

Predecessor
December 31, 2017
Senior Notes	$538,662
Convertible Notes	242,468
Accrued interest (1)	25,807
Total liabilities subject to compromise	$806,937
__________

(1)
Represents accrued interest on the Senior Notes and Convertible Notes as of November 30, 2017, the date the Company filed the WIMC Bankruptcy Petition. As interest on the Senior Notes and Convertible Notes subsequent to November 30, 2017 was not expected to be an allowed claim, this amount excludes interest that would have been accrued subsequent to November 30, 2017. Interest expense reported on the Parent Company statements of comprehensive income (loss) for the period from January 1, 2018 through February 9, 2018 and the year ended December 31, 2017 excludes $5.9 million and $4.4 million, respectively, of interest on the Senior Notes and Convertible Notes that otherwise would have been accrued for the period.

On the WIMC Effective Date, all of the Parent Company's obligations under the previously outstanding Convertible Notes and Senior Notes listed above were extinguished. Previously outstanding debt interests were exchanged for Second Lien Notes, common stock, Mandatorily Convertible Preferred Stock, Series A Warrants and/or Series B Warrants, as applicable.

Reorganization Items and Fresh Start Accounting Adjustments
The Parent Company met the conditions to qualify under GAAP for fresh start accounting, and accordingly, adopted fresh start accounting effective February 10, 2018. The Parent Company's reorganization items and fresh start accounting adjustments consist of the following (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Gain on cancellation of corporate debt	$—	$556,937	$—
Less: issuance of new equity to Convertible and Senior Noteholders	—	153,764	—
Net gain on cancellation of corporate debt	—	403,173	—
Less:
Legal and professional fees (1)	2,123	12,461	3,098
Write-off deferred debt issuance costs and discounts	—	—	34,406
Other expenses	603	3,378	141
Total expenses	2,726	15,839	37,645
Total reorganization items	(2,726)	387,334	(37,645)
Fresh start accounting adjustments	—	71,177	—
Reorganization items and fresh start accounting adjustments	$(2,726)	$458,511	$(37,645)
__________

(1)	Professional fees are directly related to the WIMC Reorganization.
The Parent Company made cash payments for reorganization items of $11.8 million and $5.7 million during the period from February 10, 2018 through December 31, 2018 and the period from January 1, 2018 through February 9, 2018, respectively. There were no payments made for the year ended December 31, 2017.
3. Supplemental Disclosures of Cash Flow Information
The Parent Company’s supplemental disclosures of cash flow information are summarized as follows (in thousands):

	Successor	Predecessor
	For the Period From February 10, 2018 Through December 31, 2018	For the Period From January 1, 2018 Through February 9, 2018	For the Year Ended December 31, 2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$87,389	$7,437	$93,327
Cash received for taxes	(938)	(78)	(72,982)
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Contributions to subsidiaries	2,013	—	184,474
Distributions from subsidiaries	—	—	4,474
4. Guarantees
Refer to Note 28 to the Consolidated Financial Statements for certain guarantees made by the Parent Company in regards to Ditech Financial and RMS. In addition to these guarantees, all obligations of Ditech Financial and RMS under master repurchase agreements and certain servicing advance facilities are guaranteed by the Parent Company. The Parent Company also guarantees certain subsidiary obligations such as agreements to perform servicing in accordance with contract terms.

5. Subsequent Events
On January 16, 2019, the Parent Company and certain of its subsidiaries entered into forbearance agreements with (i) certain holders of greater than 75% of the aggregate principal amount of the outstanding Second Lien Notes, (ii) certain lenders of greater than 50% of the aggregate principal amount outstanding under the 2018 Credit Agreement and the administrative agent and collateral agent under the 2018 Credit Agreement and (iii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements. Pursuant to the forbearance agreements, the parties noted above agreed to temporarily forbear from the exercise of any rights or remedies they may have in respect of the aforementioned anticipated events of default or other defaults or events of default arising out of or in connection therewith.
On February 8, 2019, the Parent Company and certain of its subsidiaries entered into additional forbearance agreements with (i) certain lenders holding greater than 50% of the sum of (a) the loans outstanding, (b) letter of credit exposure and (c) unused commitments under the 2018 Credit Agreement at such time and the administrative agent and collateral agent under the 2018 Credit Agreement, (ii) the requisite buyers and variable funding noteholders, as applicable, under certain warehouse facility agreements and (iii) the counterparty under a certain master securities forward transaction agreement.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Parent Company and its consolidated subsidiaries intend to continue to operate their businesses during the pendency of the DHCP Chapter 11 Cases. To assure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, authorizing them to maintain their operations in the ordinary course.
Restructuring Support Agreement
On February 8, 2019, the Debtors entered into the DHCP RSA with the Consenting Term Lenders holding, as of February 11, 2019, more than 75% of the term loans outstanding under the 2018 Credit Agreement.
Pursuant to the DHCP RSA, the Consenting Term Lenders and the Debtors have agreed to the principal terms of a financial restructuring of the Parent Company and consolidated subsidiaries, which will be implemented through a prearranged plan of reorganization under the Bankruptcy Code and which provides for the restructuring of the Parent Company's indebtedness through a recapitalization transaction that is expected to reduce gross corporate debt by over $800 million and provide the reorganized company with an appropriately sized working capital facility upon emergence from the DHCP Reorganization Transaction.
The DHCP RSA also provides for the continuation of the Parent Company’s prepetition review of strategic alternatives, whereby, as a potential alternative to the implementation of a DHCP Reorganization Transaction, any and all bids for the Parent Company and its consolidated subsidiaries or its assets will be evaluated as a precursor to confirmation of any Chapter 11 plan of reorganization.
The review of strategic alternatives provides a public and comprehensive forum in which the Debtors are seeking bids or proposals for three types of potential transactions, as described below. If a bid or proposal is received representing higher or better value than the DHCP Reorganization Transaction, it will either be incorporated into the DHCP Reorganization Transaction or pursued as an alternative to the DHCP Reorganization Transaction in consultation with the Consenting Term Lenders and subject to the DHCP RSA.
The three types of transactions for which bids are being solicited are:

•	a sale transaction meaning, a sale of substantially all of the Parent Company's and its consolidated subsidiaries' assets, as provided in the DHCP RSA;

•
an asset sale transaction meaning, the sale of a portion of the Parent Company's and its consolidated subsidiaries' assets other than a sale transaction consummated prior to DHCP Effective Date; provided such sale shall only be conducted with the consent of the Requisite Term Lenders; and

•
a master servicing transaction meaning, as part of the DHCP Reorganization Transaction to the extent the terms thereof are acceptable to the Requisite Term Lenders, entry by the Parent Company and/or its consolidated subsidiaries into an agreement or agreements with an approved subservicer or subservicers whereby, following the DHCP Effective Date, all or substantially all of the Parent Company’s consolidated subsidiaries' mortgage servicing rights are subserviced by the new subservicer.

The DHCP RSA presently contemplates the following treatment for certain key classes of creditors under the DHCP Reorganization Transaction:

•	DHCP DIP Warehouse Facilities Claims - On the DHCP Effective Date, the holders of DHCP DIP Warehouse Facilities claims will be paid in full in cash;

•
Term Loan Claims - On the DHCP Effective Date, the holders of Term Loan Claims will receive their pro rata share of new term loans under an amended and restated credit facility agreement in the aggregate principal amount of $400 million, and 100% of the New Common Stock, which will be privately held;

•	Second Lien Notes Claims - On the DHCP Effective Date, the holders of the Second Lien Notes will not receive any distribution;

•
Go-Forward Trade Claims - On the DHCP Effective Date, trade creditors identified by the Parent Company and its consolidated subsidiaries (with the consent of the Requisite Term Lenders) as being integral to and necessary for the ongoing operations of New Ditech) will receive a distribution in cash in an amount equaling a certain percentage of their claim, subject to an aggregate cap; and

•	Existing Equity Interests - On the DHCP Effective Date, holders of the Parent Company’s existing preferred stock, common stock and warrants will have their claims extinguished.
If the Debtors proceed to confirmation of a sale transaction, the Debtors will distribute proceeds of such transaction in accordance with the priority scheme under the Bankruptcy Code.
Under the DHCP RSA, on the Election Date, the Electing Term Lenders may deliver an election notice to the Parent Company stating that the Electing Term Lenders wish to consummate an elected transaction as follows: (i) the DHCP Reorganization Transaction, or (ii) master servicing transaction (as part of the DHCP Reorganization Transaction), or (iii) sale transaction, and, if applicable, (iv) in connection and together with an election of (i), (ii), or (iii), any asset sale transaction(s), provided that inclusion of any asset sale transaction(s) is not incompatible with successful consummation of the elected transaction in (i), (ii) or (iii). If the Debtors do not proceed with the elected transaction, the Consenting Term Lenders can terminate the DHCP RSA.
On February 11, 2019, as contemplated by the DHCP RSA, the Debtors filed the DHCP Bankruptcy Petitions and the DHCP Chapter 11 Cases commenced thereby under the Bankruptcy Code in the Bankruptcy Court. Consistent with the DHCP RSA, on March 5, 2019, the Debtors filed the DHCP Plan with the Bankruptcy Court seeking to emerge from Chapter 11 on an expedited timeframe. The Debtors filed an amended DHCP Plan with the Bankruptcy Court on March 28, 2019. The Debtors are continuing to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Parent Company and its consolidated subsidiaries intend to continue to operate their businesses during the pendency of the DHCP Chapter 11 Cases. To assure ordinary course operations, the Debtors have obtained approval from the Bankruptcy Court for a variety of first day motions seeking various relief, authorizing them to maintain their operations in the ordinary course.
The filing of the DHCP Bankruptcy Petitions described above triggers an event of default or an early amortization event under certain of the Parent Company's debt instruments. The filing of the DHCP Bankruptcy Petitions also triggers the liquidation preference of the Company’s Mandatorily Convertible Preferred Stock. Certain of the Parent Company's obligations, including the payment of interest under the Parent Company's debt instruments, are stayed under the Bankruptcy Code during the pendency of the DHCP Chapter 11 Cases.
During the pendency of the DHCP Chapter 11 Cases, the Bankruptcy Court granted relief enabling the Parent Company and certain of its subsidiaries to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the payment of employee wages and benefits, the payment of taxes and certain governmental fees and charges, continued operation of the cash management system in the ordinary course, and payment of the prepetition claims to certain of the Parent Company's vendors. For goods and services provided following the DHCP Petition Date, the Parent Company continues to pay vendors under normal terms.

DHCP DIP Warehouse Facilities
On February 8, 2019, the Parent Company, as guarantor, along with its wholly-owned subsidiaries Ditech Financial and RMS, entered into the DHCP Commitment Letter with Barclays Bank PLC and Nomura Corporate Funding Americas, LLC regarding the terms of the DHCP DIP Warehouse Facilities, which, upon approval from the Bankruptcy Court on February 14, 2019, provide the Parent Company and its consolidated subsidiaries up to $1.9 billion in available financing. Proceeds of the DHCP DIP Warehouse Facilities were used to repay and refinance RMS’ and Ditech Financial’s existing master repurchase agreements and variable funding notes issued under existing servicer advance facilities. The existing master repurchase agreements and variable funding notes issued under servicer advance facilities were terminated or otherwise replaced under the DHCP DIP Warehouse Facilities. The DHCP DIP Warehouse Facilities will be used to fund Ditech Financial’s and RMS’ continued business operations, providing the necessary liquidity to the Debtors to implement the DHCP Restructuring.
Under the DHCP DIP Warehouse Facilities:
(i) up to $650.0 million will be available to fund Ditech Financial’s origination business and will incur interest based on 3-month LIBOR plus a per annum margin of 2.25%;
(ii) up to $1.0 billion will be available to RMS to fund certain HECMs and real estate owned from Ginnie Mae securitization pools, and will incur interest based on 3-month LIBOR plus a per annum margin of 3.25%; and
(iii) up to $250.0 million will be available to finance the advance receivables related to Ditech Financial’s servicing activities and will incur interest based on 3-month LIBOR plus a per annum margin of 2.25%. Two new series of variable funding notes were issued under the DHCP DIP Warehouse Facilities to replace the existing variable funding notes under the DAAT Facility and DPAT II Facility, which otherwise remain largely intact to finance advances.
In addition, the lenders under the DHCP DIP Warehouse Facilities have agreed to provide Ditech Financial, through the DIP Maturity Date, up to $1.9 billion in trading capacity for Ditech Financial to hedge its interest rate exposure with respect to the loans in Ditech Financial’s loan origination pipeline. The obligations of Ditech Financial and RMS under certain of the DHCP DIP Warehouse Facilities and related hedges are netted and cross-collateralized, pursuant to the terms of a master netting arrangement. Pursuant to such netting arrangement, the lenders under the DHCP DIP Warehouse Facilities are permitted to set-off and net certain margin held by or pledged to them under certain of the DHCP DIP Warehouse Facilities and related hedges against the obligations owed by Ditech Financial and/or RMS thereunder.
The DHCP DIP Warehouse Facilities contain customary events of default and financial covenants. Financial covenants that are most sensitive to the operating results of the Parent Company's subsidiaries and resulting financial position are minimum tangible net worth requirements, indebtedness to tangible net worth ratio requirements, and minimum liquidity requirements. The Parent Company and its consolidated subsidiaries were in compliance with all financial covenants under the DHCP DIP Warehouse Facilities as of February 28, 2019.