Form 10-K/A
period 2018-12-31
DITECH HOLDING Corp
filed 2019-05-13
CIK 1040719

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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
“Ditech,” the “Company,” “we,” “us” and “our” as used herein, refers to Ditech Holding Corporation and its subsidiaries, except as the context may otherwise require. Ditech is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019 (the “Original 10-K”) to include information required by Part III of Form 10-K. Other than with respect to the inclusion of the Part III information contained herein and the filing of an exhibit and the related certifications, this Amendment makes no other changes to the Original 10-K and does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events.
Certain acronyms and terms used throughout this Form 10-K/A are defined in the Glossary of Terms located at the end of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Original 10-K.

DITECH HOLDING CORPORATION AND SUBSIDIARIES
FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following sets forth certain biographical information regarding our executive officers and directors. Unless otherwise noted, information is presented as of April 15, 2019. None of our directors or executive officers are related to any other director or executive officer of the Company by blood, marriage or adoption.
EXECUTIVE OFFICERS
Thomas F. Marano
57 years old
Chairman of the Board, Chief Executive Officer and President
Director since 2018
Thomas F. Marano has served as a director of the Company and Chairman of the Board since February 2018 and as our Chief Executive Officer and President since April 18, 2018. Mr. Marano served as Chief Executive Officer of Intrawest Resorts Holdings, Inc., strategically leading the company to grow until its acquisition in 2017. Prior to Intrawest Resorts, Mr. Marano was the Managing Member of OldePike Associates LLC, a mortgage consulting business, from 2013 to 2014. From 2009 until 2013, Mr. Marano served in numerous capacities for GMAC, Inc./Ally Financial, Inc., focusing on mortgage lending. His involvement in GMAC, Inc./Ally Financial, Inc. includes serving as Chief Executive Officer of Mortgage Operations, Chief Capital Markets Officer, and Chief Executive Officer and Chairman of GMAC ResCap, Inc. From 2008 until 2009, Mr. Marano served as a Managing Director at Cerberus Capital Management, LLC, where he consolidated commercial and residential mortgage trading operations and helped establish a mortgage fund. Until 2008, Mr. Marano worked at Bear Stearns & Co. Inc. for 25 years as a trader and as the U.S. and Global Head of Mortgage-Backed and Asset-Backed Securities. Mr. Marano holds a bachelor’s degree from Columbia College.
Jeffrey P. Baker
56 years old
President of Reverse Mortgage Solutions, Inc., a wholly owned subsidiary of the Company
Jeffrey P. Baker has served as the President of Reverse Mortgage Solutions, Inc., a wholly-owned subsidiary of the Company, since October 2016. From February 20, 2018 to April 18, 2018, Mr. Baker served as our Interim Chief Executive Officer and President. Mr. Baker previously served as our Chief Operations Officer from December 2017 through February 2018 and has served in various other capacities for the Company from July 2015 to October 2016. Mr. Baker came to the Company with more than 18 years of experience as a senior executive and board member of both public and private companies. Mr. Baker spent the majority of his career as a Partner with PricewaterhouseCoopers (“PwC”) in a variety of client facing roles with some of the firm’s key clients as well as serving as a Partner in the Chairman’s office and member of the Executive Leadership Team for PwC Consulting. Prior to joining the Company as an employee, Mr. Baker was the co-founder and Chief Executive Officer of Mayday Capital Advisors, LLC, a turnaround and restructuring firm, from 2015 to 2016. From 2011 to 2015, Mr. Baker served as the Turnaround and Restructuring Practice Leader for Wipfli LLP, a business consulting, accounting and professional services firm. In his capacity as a turnaround professional he has served as President, Chief Executive Officer and Board Member for a number of both private and public companies. Mr. Baker received his Bachelor of Business Administration from Texas A&M University and completed the Executive Program, M&A at Kellogg Graduate School of Management.
Gerald A. Lombardo
49 years old
Executive Vice President and Chief Financial Officer
Gerald A. Lombardo has served as Executive Vice President and Chief Financial Officer since February 2018. Prior to joining the Company, Mr. Lombardo served as a Managing Director and Treasurer of the Consumer and Community Bank at JPMorgan Chase & Co. from 2013 to 2017, where he managed and had responsibilities for all treasury-related functions for each of the firm’s five consumer businesses including mortgage, auto finance, card, consumer banking and business banking. Prior to serving in a senior leadership position with JPMorgan Chase & Co., Mr. Lombardo served as the Global Head of Funding and Liquidity for Ally Financial from 2009 to 2012, where he assisted in the transformation of the firm’s global treasury organization. Prior to that, Mr. Lombardo held a financial executive role at Cerberus Capital Management, where he supported portfolio companies in the transformation of their business planning, forecasting and liquidity functions. Mr. Lombardo also held senior finance roles including Senior Managing Director of FTI Consulting and Chief Financial Officer of Refco. Mr. Lombardo is a Certified Public Accountant and received his Bachelor of Business Administration in Accounting from Pace University.

John J. Haas
43 years old
General Counsel, Chief Legal Officer and Secretary
John J. Haas has served as General Counsel, Chief Legal Officer and Secretary since April 12, 2017. Mr. Haas joined the Company in June 2014 as Assistant General Counsel. Mr. Haas has over 15 years of experience, including both as a corporate and securities attorney and as an investment banker. Before joining the Company, Mr. Haas most recently was Of Counsel at Foley & Lardner LLP from 2013 to 2014 and Executive Director, Capital Markets at UBS Investment Bank from 2010 to 2013. Prior to this, Mr. Haas worked as a Director at Merrill Lynch in its capital markets and investment banking divisions. Mr. Haas began his career as a corporate and securities attorney at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Haas holds a Bachelor of Arts degree from the University of Florida and a Juris Doctorate from New York University School of Law.
Elizabeth F. Monahan
51 years old
Senior Vice President and Chief Human Resources Officer
Elizabeth F. Monahan has served as the Company’s Chief Human Resources Officer since November 2016. From 2015 until joining the Company, Ms. Monahan served as the Leader of Human Resources of Assero Services, LLC, a national field service company providing property preservation, maintenance and other residential property services to financial institutions. In this capacity, Ms. Monahan was responsible for creating the human resources and related administrative functions, including management development and labor safety programs. Ms. Monahan served as Vice President and Global Head of Human Resources at Quintiq, a software company providing supply chain planning and optimization software solutions, from 2013 to 2015, and Senior Vice President and Director of Human Resources for Homeward Residential Inc. from 2011 to 2013. Prior to this, Ms. Monahan held various human resources leadership positions with CorpTalk, De Lage Landen and GMAC Residential Finance Group. During her time at GMAC Residential Finance Group, Ms. Monahan served as the senior human resources leader on acquisition teams for a number of acquisitions, including that of ditech.com. Ms. Monahan holds a Master of Counseling Psychology from Rider University and a Bachelor of Science from Penn State University.
Alfred W. Young, Jr.
48 years old
Executive Vice President and Chief Risk and Compliance Officer
Alfred W. Young, Jr. has served as the Chief Risk and Compliance Officer since October 2016. From 2015 until joining the Company, Mr. Young served as Director of Risk Analytics at the Office of Comptroller of the Currency (the “OCC”), an independent bureau of the U.S. Department of the Treasury charged with regulating and supervising U.S. national banks and federal savings associations. In this role, Mr. Young was responsible for various risk-related supervisory functions and analyses, identifying risks to the national banking system and measuring the effectiveness of certain risk supervisory efforts, among other things. From 2008 to 2015, Mr. Young served as Consumer Credit Examination Lead at the OCC, where he was responsible for large and complex bank supervision and directed a multi-year review of the mortgage servicing activities of a global consumer bank. Mr. Young has a deep background in risk governance and federal regulatory experience, with particular experience in credit risk management, portfolio management, loan servicing, portfolio and bank acquisitions, modeling and analytics. In addition to his regulatory experience, from 1993 to 2008 Mr. Young held various compliance- and risk-related roles at midsize and large national banks. Mr. Young holds a Master of Business Administration from the University of Cincinnati and a Bachelor of Science in Business Administration from Fitchburg State University.

NON-EMPLOYEE DIRECTORS
David S. Ascher
41 years old
Director since 2018
Independent
Nominating and Corporate Governance Committee (Member)
Technology and Operations Committee (Member)
Expense Management Initiative Leader
David S. Ascher has served as a Director of the Company since February 2018. Mr. Ascher has been the Managing Partner and Founder of Transom Consulting Group, a management consulting firm that provides services to banks, lenders, insurance companies, payment providers and principal investors since 2009. Since 2016, Mr. Ascher has been the Managing Partner of Transom M&A Services, providing M&A advisory services to leaders in financial services. From 2007 until 2009, Mr. Ascher co-founded and acted as Managing Director for Transom Capital Group, a middle market private equity firm. Prior to his involvement with Transom Capital Group, Mr. Ascher was a senior consultant for McKinsey & Company from 2000 to 2002 and 2005 to 2007, providing strategic and operational services to top management at Fortune 500 companies. Mr. Ascher holds a bachelor’s degree from Princeton University and a Juris Doctor degree from Harvard Law School. Mr. Ascher has almost 20 years of experience working as an advisor in strategic transformation, operational enhancement and execution of marketing, sales and distribution growth initiatives.
George M. Awad
58 years old
Director since 2016
Independent
Compliance Committee (Chair)
Nominating and Corporate Governance Committee (Member)
Finance Committee (Member)
Special Committee (Member)
George M. Awad has served as a Director of the Company since June 2016, and served as Chairman of the Board from June 2016 until February 2018. Mr. Awad also served as Interim Chief Executive Officer and President of the Company from June 2016 through September 2016. Mr. Awad is the founder and principal of Gibraltar Capital Corporation, a wealth management and advisory firm providing investment and business advice to wealthy, internationally-based families. Mr. Awad has extensive operating experience in running large, global businesses across the full suite of consumer financial services products, including senior leadership roles with GE Capital (1988 - 2006) and Citigroup, Inc. (2006-2011), with work experience in over 50 countries. Most recently, Mr. Awad served as CEO, Consumer Finance for Citigroup, with prior positions as CEO, North America Cards and CEO, Global Consumer Group EMEA. At GE Capital, Mr. Awad held the position of Senior Vice President Sales & Marketing for GE Money from 2000 through 2006, and was promoted to GE Officer in 2004. He has served as a director of TransUnion since November 2013, and as a member of its Audit and Compliance Committee since 2013. Mr. Awad received his MBA in Finance from the University of Pittsburgh in Pennsylvania and holds a B.S. in Civil Engineering from the American University of Beirut.

Seth L. Bartlett
47 years old
Director since 2018
Lead Independent Director
Compensation and Human Resources Committee (Chair)
Technology and Operations Committee (Member)
Seth L. Bartlett has served as a Director of the Company since February 2018 and as the Lead Independent Director since May 2018. Mr. Bartlett is Senior Vice President, Global Head of Risk at Publicis Sapient. From 1995 until the present Mr. Bartlett has held numerous senior leadership positions at Sapient Corporation, including Global Brand Chief Operating Officer, Head of Procurement, Chief Operating Officer for North America and Europe, Senior Vice President of Client Services as well as prior senior Program Management leadership roles. During Mr. Bartlett’s time as Global Chief Operating Officer of SapientNitro from 2009 to 2014, the company doubled in size from $500 million to over $1 billion in revenue. In his 23 years of experience at Sapient prior to and post the 2014 acquisition of Sapient by Publicis for $3.7 billion, Mr. Bartlett held numerous profit and loss management and operational leadership positions in nearly all company functions including leading the Financial Services practice for Canada and later co-leading its Automotive practice. Mr. Bartlett has extensive experience in domestic and international business operations including development of company culture, talent acquisition and development, financial management and reporting, information technology systems, internal communications and change management. Mr. Bartlett also has particular expertise negotiating large complex multi-party deals, often as lead negotiator. Mr. Bartlett holds a bachelor’s degree from Franklin & Marshall College.
Daniel G. Beltzman
44 years old
Director since 2015
Independent
Compensation and Human Resources Committee (Member)
Nominating and Corporate Governance Committee (Chair)
Daniel G. Beltzman has served as a Director of the Company since December 2015, and previously served as Chairman of the Board from February 2016 through June 2016. Mr. Beltzman co-founded Birch Run Capital Advisors, LP, an investment advisor headquartered in New York and has served as its Manager and General Partner since 2006. Birch Run focuses on value-based opportunities in public or private equity or debt securities and looks to stand behind management teams and boards in their efforts to build successful and sustainable businesses. Prior to managing investments, Mr. Beltzman was an analyst at Deutsche Bank Securities, Inc. and an associate at Bank of America Securities, LLC focusing on equity research and mergers and acquisitions. Thereafter, he founded Build Europe Technologies, an entrepreneurial venture that provided services to help European homebuilders more efficiently manage their supply chains. Before founding Birch Run, Mr. Beltzman worked with a boutique investment firm specializing in joint venture equity and mezzanine debt for real estate ventures. Mr. Beltzman has served as a Director on the Board of Regis Corporation, a hair salon chain, since August 2012. Mr. Beltzman holds a B.B.A. and M.Acc. from the University of Michigan.
John R. Brecker
55 years old
Director since 2018
Independent
Audit Committee (Member)
Nominating and Corporate Governance Committee (Member)
Finance Committee (Chair)
Special Committee (Member)
John R. Brecker has served as a Director of the Company since February 2018. Mr. Brecker has served as the Chief Executive Officer of Drivetrain Advisors, LLC, where he founded a multi-disciplinary fiduciary services business serving the distressed investing industry with an investor’s perspective since 2013. From 1998 to 2012, Mr. Brecker served as Principal and Co-founder of Longacre Fund Management, LLC specializing in distressed debt and credit investing. Prior to Mr. Brecker’s involvement with Longacre Fund Management, LLC, he spent approximately seven years in various positions as a trader, including serving as Vice President of Bear, Sterns & Company, Inc.’s High Yield Department, and as an attorney with Angel & Frankel and Pryor Cashman, et al. In addition to serving as a Director of the Company, Mr. Brecker is a Director of and Audit Committee Member on several private company boards of directors. Mr. Brecker holds a bachelor’s degree in political science from American University and a Juris Doctor degree from St. John’s University School of Law. Mr. Brecker has extensive director and management experience in a family of hedge funds, specializing in distressed debt and equities.

Neal P. Goldman
49 years old
Director since 2017
Independent
Audit Committee (Member)
Compliance Committee (Member)
Special Committee (Member)
Neal P. Goldman has served as a Director of the Company since January 2017. Mr. Goldman is the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, turnaround consulting, strategic planning, and special situation investments. Mr. Goldman was a Managing Director at Och Ziff Capital Management, L.P. from 2014 to 2016 and a Founding Partner of Brigade Capital Management, LLC from July 2007 to 2012, which he helped build to over $12 billion in assets under management. Prior to this, Mr. Goldman was a Portfolio Manager at Mackay Shields, LLC and also held various positions at Salomon Brothers Inc., both as a mergers and acquisitions banker and as an investor in the high yield trading group. Mr. Goldman currently serves as Chairman of the Board of Stone Energy Inc., and is a member of the Board of Ultra Petroleum Corporation and Midstates Petroleum Corporation. He has also served on numerous other public and private company boards throughout his career. Mr. Goldman received a B.A. from the University of Michigan and a M.B.A. from the University of Illinois.
Thomas G. Miglis
64 years old
Director since 2018
Independent
Compensation and Human Resources Committee (Member)
Technology and Operations Committee (Chair)
Thomas G. Miglis has served as a Director of the Company since February 2018. Mr. Miglis served as the Chief Information Officer of Citadel, LLC, an alternative asset manager and market maker in securities from 2001 to 2014 and again from January 2016 to September 2016. From 1999 to 2001, Mr. Miglis was the Founder and Chief Executive Officer of a consulting business, Avito LLC and a technology company MetaLogic Solutions, Inc. From 1998 to 1999, Mr. Miglis served as the Global Applications Development Head for Bankers Trust Company, managing over a thousand professionals globally. From 1982 to 1998, Mr. Miglis served in numerous senior positions at Salomon Brothers Inc. including Chief Information Officer, Mortgage Trader, and Head of Mortgage Accounting. Prior to his experience at Salomon Brothers Inc., Mr. Miglis was an auditor and a certified public accountant at Coopers & Lybrand from 1978 to 1982. Mr. Miglis holds a bachelor’s degree in Accounting from Baruch College.
Samuel T. Ramsey
59 years old
Director since 2018
Independent
Audit Committee (Chair)
Compliance Committee (Member)
Finance Committee (Member)
Special Committee (Member)
Samuel T. Ramsey has served as a Director of the Company since February 2018. Mr. Ramsey served as the Chief Risk Officer for Chase, the consumer and small business organization within J.P. Morgan Chase & Co, from 2011 to 2014, when he retired. From 2007 to 2010, Mr. Ramsey served as the Chief Risk Officer for Ally Financial Inc., previously known as GMAC Inc., an automotive financing, corporate and home loan company. In this role, he was responsible for leading the Risk, Treasury, Compliance, Debt & Equity Issuance, Audit, Loan Review, and Strategic Analytics organizations. Prior thereto, Mr. Ramsey had a 25 year career at Bank of America Corporation where he held a number of senior positions, including Chief Financial Officer of its Global Corporate and Investment Bank and Fulfillment and Market Risk Executive of its Mortgage operation. In the latter position, he was responsible for national loan processing centers mortgage and home equity products, GSE relationships, secondary marketing and mortgage servicing rights risk management. Mr. Ramsey holds a bachelor’s degree in economics from the College of William and Mary.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the federal securities laws, our directors, executive officers and beneficial owners of more than 10% of our common stock are required within a prescribed period of time to report to the SEC transactions and holdings in our common stock. Based solely on a review of the copies of these forms received by us and on written representations from certain reporting persons, we believe that during 2018 all of these filing requirements were satisfied in a timely manner.
AUDIT COMMITTEE
The Audit Committee was established by the Board of Directors for the purpose of, among other things, assisting the Board of Directors in overseeing the quality and integrity of the Company’s financial statements, the integrity of the accounting and financial reporting processes and the performance of the Company’s independent auditor. The current members of our Audit Committee are Samuel T. Ramsey (Chair), John R. Brecker and Neal P. Goldman, each of whom is independent in accordance with SEC rules. The Board of Directors has determined that each current member of the Audit Committee meets the financial literacy and independence requirements of the SEC applicable to audit committee members and has determined that Mr. Ramsey qualifies as an “audit committee financial expert” for purposes of SEC rules.
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
ITEM 11. EXECUTIVE COMPENSATION
In this section, we present information relating to the compensation earned by or paid to our named executive officers in accordance with SEC rules applicable to smaller reporting companies.
SUMMARY COMPENSATION TABLE
The table below sets forth the compensation earned by or paid to our named executive officers during the fiscal years ended December 31, 2018 and 2017. All amounts are calculated and presented in accordance with SEC disclosure rules, including amounts with respect to our equity compensation plan awards, as further described below.

Name	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Thomas F. Marano	2018	$499,038	$1,500,000	$248,000	$—	$51,298	$2,298,336
Chairman, Chief Executive Officer and President
Anthony N. Renzi(5)	2018	90,385	—	—	—	1,702	92,087
Former Chief Executive Officer and President	2017	500,000	637,500	—	—	13,638	1,151,138
Jeffrey P. Baker(6)	2018	420,000	890,625	—	150,000	11,322	1,471,947
President of RMS	2017	420,000	470,208	—	—	—	890,208
Gerald A. Lombardo	2018	392,885	1,925,000	577,255	—	16,882	2,912,022
Chief Financial Officer
John J. Haas	2018	370,000	981,458	336,728	33,333	13,677	1,735,196
General Counsel, Chief Legal Officer and Secretary

__________

(1)
Bonuses reported during 2018 include signing bonuses (Messrs. Baker and Lombardo); amounts paid under the October 2018 Key Employee Retention Plan, which were in lieu of any 2018 annual cash bonuses, other outstanding bonuses and/or incentive compensation that may have otherwise been payable to such officers under the Company’s 2018 incentive compensation program, employment agreements or award agreements and subject to repayment in certain circumstances as set forth in the agreements (Messrs. Marano, Baker, Lombardo and Haas); and amounts paid under the September 2017 Key Employee Retention Plan, which were earned over the retention period from September 2017 through December 2018 (Messrs. Baker and Haas). Bonuses reported during 2017 include a discretionary cash bonus (Mr. Baker); a deferred cash award (Mr. Renzi); and amounts paid under the September 2017 Key Employee Retention Plan (Messrs. Renzi and Baker).

(2)
Represents the aggregate grant date fair value of the awards computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, using the assumptions discussed in Note 23, “Share-Based Compensation” of the consolidated financial statements included in the Original 10-K. In connection with the DHCP Bankruptcy Petitions filed by the Company during February 2019, the Company canceled Mr. Lombardo’s and Mr. Haas’s outstanding stock awards prior to the first vesting date of such awards on March 15, 2019. Mr. Marano’s outstanding stock awards did not satisfy the applicable performance condition and, therefore, did not vest. No shares will be issued in connection with canceled awards.

(3)	Non-equity incentive plan compensation includes amounts granted under a performance bonus (Mr. Baker) and amounts granted under the long term incentive plan (Mr. Haas).

(4)	All Other Compensation for 2018 and 2017 includes:

Name	Year	Company 401(k) Match	Insurance Premiums(a)	Other(b)	Total
Thomas F. Marano	2018	$—	$1,340	$49,958	$51,298
Anthony N. Renzi	2018	—	1,702	—	1,702
	2017	—	13,638	—	13,638
Jeffrey P. Baker	2018	8,100	3,222	—	11,322
Gerald A. Lombardo	2018	—	6,882	10,000	16,882
John J. Haas	2018	8,100	5,577	—	13,677
__________

(a)	Amounts represent medical, dental, life, accidental death and dismemberment and long-term disability insurance premiums paid by us on behalf of our named executive officers.

(b)
Represents amounts paid or accrued during 2018 with respect to: Board of Directors compensation prior to employment as Chief Executive Officer (Mr. Marano) and relocation benefits (Mr. Lombardo). Mr. Marano’s Board of Directors compensation comprises fees earned or paid in cash of an annual retainer ($29,374), board chair retainer ($19,584), and committee member retainer ($1,000).

(5)	Mr. Renzi resigned as our Chief Executive Officer and President on February 20, 2018.

(6)
Mr. Baker also served as our Interim Chief Executive Officer and President from February 20, 2018 to April 18, 2018. Prior to February 20, 2018, he served as Chief Operations Officer of the Company and as Senior Vice President of Ditech Holding Corporation. The amounts reported reflect all compensation earned by Mr. Baker during 2018 and 2017 in all capacities.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018
The following table provides details about each outstanding equity award held by our named executive officers as of December 31, 2018. In connection with our emergence from the WIMC Reorganization, all previously outstanding equity awards were canceled on February 9, 2018. The Board of Directors adopted the Ditech Holding Corporation 2018 Equity Incentive Plan for awards to be made to employees, executives, and directors.

	Stock Awards
Name	Grant Date	Number of Shares or Units that have not Vested(1)	Market Value of Shares of Units of Stock that have not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested(2)(3)
Thomas F. Marano(4)	7/18/18	—	$—	200,000	$20,000
Gerald A. Lombardo(4)	7/18/18	108,303	10,830	—	—
John J. Haas(4)	7/18/18	63,176	6,318	—	—
__________

(1)	Represents performance shares for which the performance condition has been satisfied.

(2)
Amounts reported are based on the closing price of our common stock on the OTC Pink marketplace as of December 31, 2018, the last trading day of the year, of $0.10, multiplied by the number of shares underlying the award.

(3)
Represents performance shares for which the performance condition has not yet been satisfied. In the table above, the number and market value of shares reflect target threshold performance because actual performance during the performance periods that have elapsed through December 31, 2018 were below threshold.

(4)
In connection with the DHCP Bankruptcy Petitions filed by the Company during February 2019, the Company canceled Mr. Lombardo’s and Mr. Haas’s outstanding stock awards prior to the first vesting date of such awards on March 15, 2019. Therefore, no shares will be issued in connection with the awards outstanding as of December 31, 2018. Mr. Marano’s outstanding stock awards did not satisfy the applicable performance condition and, therefore, did not vest.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
This section describes potential payments and benefits that Messrs. Marano, Baker, Lombardo and Haas, our named executive officers for the fiscal year ended December 31, 2018 who are currently employed by the Company, were entitled to at such date under their respective employment agreements. Mr. Renzi was no longer employed by the Company as of February 2018. Capitalized terms used in this section and not otherwise defined have the meanings assigned to them in the applicable employment agreement, award agreement or plan.
Termination Payments to Former Officers
Mr. Renzi
Effective February 20, 2018, Anthony Renzi resigned from his positions as Chief Executive Officer and President of the Company. Mr. Renzi did not receive any additional payments related to his termination.
Termination of Employment in General
In the event of a termination of employment for any reason, each of the current named executive officers would be entitled to receive payment for his earned but unpaid base salary through the date of termination of employment, plus any amounts he would be entitled to under the Severance Policy of the Company. Additionally, Mr. Baker would be entitled to receive payment for any accrued and unused PTO balance as provided by the Company’s current policy.
Mr. Marano
In the event of a termination of Mr. Marano’s employment with the Company either (i) by the Company without Cause or (ii) by Mr. Marano’s resignation for Good Reason, Mr. Marano would be entitled to a severance benefit equal to (x) twelve (12) months of his Base Salary (without taking into account any reduction in his Base Salary prior to the date of termination), plus (y) an amount equal to the Target Bonus under the annual incentive plan for the year in which such termination occurs, plus (z) the annual incentive bonus due under the annual incentive plan for the prior calendar year, if not yet paid (the “Severance Amount”). The Severance Amount will be paid (A) in equal installments over a period of twelve (12) months in accordance with the Company’s regular payroll practices or (B) in a lump-sum, if such termination occurs following a Change of Control. Receipt of the Severance Amount is conditioned upon his execution and non-revocation of a general release of claims in the form attached as Exhibit C to Mr. Marano's employment agreement ("Release") and his continued compliance with the Confidentiality, Non-Interference, and Invention Assignment Agreement attached as Exhibit B to Mr. Marano’s employment agreement with the Company. Payment of the Severance Amounts will begin, or be paid, as applicable, on the first regularly scheduled payroll date following the 60th day after such termination.
In the event of a termination of Mr. Marano’s employment with the Company by reason of his death or Disability, he (or his estate or legal representatives) shall be entitled to (i) accrued salary and expenses, (ii) a prorated annual bonus under the annual incentive plan for the year in which such termination occurs, in an amount equal to the Target Bonus for such year multiplied by a fraction, the numerator of which is the number of days Mr. Marano was employed in such year and the denominator of which is 365, and (iii) the annual incentive bonus due under the annual incentive plan for the prior calendar year, if not yet paid. Receipt of the Bonus Obligations is conditioned upon his (or his estate’s or legal representatives’) execution and non-revocation of a Release. The Bonus Obligations will be paid on the first regularly scheduled payroll date following the 60th day after such termination.
Mr. Baker
Mr. Baker’s employment agreement does not provide any enhancement to severance payments, right or benefits in connection with a termination of employment for any reason following a Change in Control.

Mr. Lombardo
In the event of a termination of Mr. Lombardo’s employment by the Company without Cause, Mr. Lombardo would be entitled to a severance benefit equal to twelve (12) months of his base salary on the date of such termination, payable in equal bi-weekly installments over a period of twelve (12) months in accordance with the Company’s regular payroll practices (the "Severance Payments"). Receipt of the Severance Payments is conditioned upon (i) Mr. Lombardo’s execution and non-revocation of a general release of claims in the form provided by the Company and (ii) Mr. Lombardo’s continued compliance with the Confidentiality, Non-Interference, and Invention Assignment Agreement attached as Exhibit A to Mr. Lombardo’s employment agreement with the Company. The Severance Payments will begin on the first regularly scheduled payroll date following the 60th day after such termination.
Mr. Haas
In the event of a termination of Mr. Haas’s employment with the Company either (i) by the Company without Cause or (ii) by Mr. Haas following any material diminution in his position, duties or responsibilities, Mr. Haas would be entitled to a severance benefit equal to $300,000, payable in equal bi-weekly installments over a period of six (6) months in accordance with the Company’s regular payroll practices (the “Haas Severance Payments”). Receipt of the Haas Severance Payments is conditioned upon (i) Mr. Haas’s execution and non-revocation of a general release of claims in the form provided by the Company and (ii) Mr. Haas’s continued compliance with the Confidentiality, Non-Interference, and Invention Assignment Agreement attached as Exhibit A to Mr. Haas’s employment agreement with the Company. The Haas Severance Payments will begin on the first regularly scheduled payroll date following the 60th day after such termination.
DIRECTOR COMPENSATION
The Compensation and Human Resources Committee of the Board of Directors recommends for consideration to the Board of Directors the amount and composition of compensation for non-employee directors (the “Director Compensation Program”). Directors who are our employees are not compensated for their service on the Board of Directors. The Compensation and Human Resources Committee reviews the applicability and appropriateness of each of the components of the Director Compensation Program at least annually. The Compensation and Human Resources Committee’s independent consulting firm, Pay Governance LLC, advised the Committee with respect to director compensation for the 2018 - 2019 compensation year. The objectives of the Compensation and Human Resources Committee are to compensate directors in a manner that closely aligns the interests of directors with those of our stockholders, to attract and retain highly qualified directors and to structure and set total compensation in such a manner and at such levels that will not call into question any director’s objectivity.
It is the Board of Directors’ practice to provide a mix of cash and equity-based compensation to non-employee directors, as discussed below.

ELEMENTS OF DIRECTOR COMPENSATION
Non-employee directors were compensated as follows for the 2018 - 2019 compensation year:

Compensation Element
Annual Cash Retainer	$75,000
Stock Awards
$130,000 of immediately vested RSUs with the number of RSUs determined based on a price of $5.50 on May 2, 2018, the approval date of the contingent grant, which was the closing price of our common stock as reported on the NYSE on the approval date.

Committee Chair Cash Retainer (in addition to member retainer)	$35,000 for the Audit Committee
$20,000 for the Compensation and Human Resources Committee
$20,000 for the Compliance Committee
$20,000 for the Technology and Operations Committee
$15,000 for the Nominating and Corporate Governance Committee
No cash retainer for the Finance Committee
Committee Member Cash Retainer	$15,000 for the Audit Committee
$10,000 for the Compensation and Human Resources Committee
$10,000 for the Compliance Committee
$10,000 for the Technology and Operations Committee
$10,000 initial retainer plus $25,000 per month, beginning October 1, 2018 for the Special Committee(1)
No cash retainer for the Nominating and Corporate Governance Committee
No cash retainer for the Finance Committee
Board Chairman Cash Retainer	$50,000 (in addition to Annual Cash Retainer)

Lead Independent Director Cash Retainer	$35,000 beginning May 8, 2018 (in addition to Annual Cash Retainer)

Expense Management Initiative Cash Retainer	$20,000 (in addition to Annual Cash Retainer)

Additional Meeting Fee	$1,500 per Board of Directors meeting in excess of four meetings per quarter, beginning in the fourth quarter of 2018
__________

(1)
The Special Committee was established on September 9, 2018 to assist management in evaluating potential transactions in connection with the Company's review of strategic alternatives, including a sale of the Company, a sale of all or a portion of the Company’s assets, and/or a recapitalization of the Company. The Board members serving on the Special Committee are Messrs. Awad, Brecker, Goldman and Ramsey. Messrs. Ascher and Miglis served on the Special Committee from September 9, 2018 to September 25, 2018, the date on which Messrs. Awad and Brecker were appointed to the Special Committee. Messrs. Goldman and Ramsey have served on the Special Committee since its establishment.

In addition to the compensation above, George M. Awad and Neal P. Goldman received $25,000 per month during 2017 and continuing through February 9, 2018 as compensation for their work in connection with the WIMC Reorganization.
The compensation table above is effective for the 2018 - 2019 compensation year, which runs from our 2018 annual meeting of stockholders to our 2019 annual meeting of stockholders. The current Board of Directors became effective on February 9, 2018 in connection with the Company's emergence from bankruptcy under Chapter 11 of the Bankruptcy Code, and accordingly, received a prorated amount of compensation, including stock awards, for the period from February 9, 2018 through the date of the Company's 2018 annual meeting of stockholders.
Cash retainers are generally paid in quarterly installments during the first month of the calendar quarter. Our non-employee directors do not receive any non-equity incentive plan compensation or have any non-qualified deferred compensation earnings. We provide our directors with directors’ and officers’ liability insurance as part of our corporate insurance program. We also reimburse our directors for reasonable travel and related fees and expenses incurred in connection with their participation in Board of Director and Committee meetings.

DIRECTOR COMPENSATION FOR 2018
Consistent with the compensation elements discussed above, the table below summarizes the 2018 compensation of all of our non-employee directors. Although Thomas F. Marano currently serves as a Director, he is excluded from the table as he is also a 2018 named executive officer and his compensation for serving as a Director prior to his employment with the Company is included in the Summary Compensation Table above. All amounts are calculated and presented in accordance with SEC disclosure rules.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
David S. Ascher(3)	$104,625	$172,997	$277,622
George M. Awad	243,591	172,997	416,588
Seth L. Bartlett(3)	125,234	172,997	298,231
Daniel G. Beltzman	101,111	172,997	274,108
Michael M. Bhaskaran(3)	11,111	—	11,111
John R. Brecker(3)	155,250	172,997	328,247
Neal P. Goldman	246,369	172,997	419,366
William J. Meurer(3)	13,889	—	13,889
Thomas G. Miglis(3)	112,542	172,997	285,539
Alvaro G. de Molina(3)	11,111	—	11,111
Vadim Perelman(3)	10,555	—	10,555
Samuel T. Ramsey(3)	205,375	172,997	378,372
__________

(1)	Fees Earned or Paid in Cash to our non-employee directors during 2018 consist of the following annual and additional retainer fees:

Name	Annual Retainer	Committee and Board Chair Retainer	Committee Member Retainer	Other(a)	Total Fees Earned or Paid in Cash
David S. Ascher	$66,875	$—	$19,916	$17,834	$104,625
George M. Awad	75,000	25,555	85,000	58,036	243,591
Seth L. Bartlett	66,875	17,834	17,833	22,692	125,234
Daniel G. Beltzman	75,000	15,000	11,111	—	101,111
Michael M. Bhaskaran	8,333	—	2,778	—	11,111
John R. Brecker	66,875	—	88,375	—	155,250
Neal P. Goldman	75,000	2,222	111,111	58,036	246,369
William J. Meurer	8,333	3,889	1,667	—	13,889
Thomas G. Miglis	66,875	17,834	27,833	—	112,542
Alvaro G. de Molina	8,333	—	2,778	—	11,111
Vadim Perelman	8,333	—	2,222	—	10,555
Samuel T. Ramsey	66,875	31,209	107,291	—	205,375
__________

(a)
Represents amounts earned or paid during 2018 with respect to: work performed in connection with the WIMC Reorganization (Messrs. Awad and Goldman); the expense management initiative (Mr. Ascher); and the Lead Independent Director role beginning May 8, 2018 (Mr. Bartlett).

(2)
Represents the aggregate grant date fair value of RSU awards, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, without taking into account estimated forfeitures, if any. The assumptions made when calculating the amounts are found in Note 23 “Share-Based Compensation” of our consolidated financial statements included in the Original 10-K. The aggregate number of RSU awards and option awards outstanding at the end of 2018 for non-employee directors were as follows:

Name	Aggregate Number of RSU Awards Outstanding as of December 31, 2018	Aggregate Number of Option Awards Outstanding as of December 31, 2018
Daniel G. Beltzman	31,454	—
John R. Brecker	18,872	—
Neal P. Goldman	18,872	—
Samuel T. Ramsey	18,872	—

(3)
Effective February 9, 2018, Messrs. Ascher, Bartlett, Brecker, Miglis, and Ramsey joined the Board of Directors and Messrs. Bhaskaran, Meurer, de Molina and Perelman resigned from the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2018
The Company does not anticipate that it will make any further awards under its 2018 Equity Incentive Plan. In connection with the DHCP Bankruptcy Petitions filed during February 2019, the Company canceled certain outstanding stock awards prior to the first vesting date of such awards. The Company also anticipates that the remaining outstanding share-based compensation awards will be terminated in connection the DHCP Bankruptcy Proceedings as discussed in the Original 10-K. The following table sets forth certain information related to our compensation plans as of December 31, 2018.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plan approved by securityholders:
2018 Equity Incentive Plan (as amended)	995,649	(2)	n/a	2,034,539
Equity compensation plans not approved by securityholders	—		—	—
Total	995,649		n/a	2,034,539
__________

(1)	The weighted-average exercise price is not applicable to performance shares and RSU awards as they have no exercise price.

(2)
Consists of 907,579 shares of common stock issuable pursuant to performance shares outstanding as of December 31, 2018 (reflecting the maximum number of shares that may be paid out under such awards) and 88,070 shares of common stock issuable pursuant to outstanding RSUs. The target payout of such performance shares is 550,048 shares. In connection with the DHCP Bankruptcy Petitions filed during February 2019, the Company canceled certain outstanding stock awards prior to the first vesting date of such awards. The Company anticipates that any remaining share-based compensation awards will be terminated in connection with the DHCP Bankruptcy proceedings. Therefore, no shares will be issued in connection with the awards outstanding as of December 31, 2018.

BENEFICIAL OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
To our knowledge, except as otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, as amended, pursuant to which a person is deemed to have “beneficial ownership” of any shares that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding common stock held by each person or group of persons named below, any shares that such person or group of persons has the right to acquire within 60 days after of the record date are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group of persons. Such securities include our preferred stock, which is convertible into 114.9750 shares of common stock at the election of the holder or upon the occurrence of certain other events, ownership of which is reflected below on an as-converted basis and described in further detail in the footnotes as appropriate. Ownership also includes our Series A warrants, exercisable at a price of $20.63 per share of common stock purchased and our Series B warrants, exercisable at a price of $28.25 per share of common stock purchased.

Under our capital structure, the number of shares of common stock issuable upon conversion or exercise of preferred stock or warrants is substantially larger than the number of currently outstanding shares of common stock. Accordingly, holders of our common stock, preferred stock and warrants may be deemed to have beneficial ownership that significantly exceeds their underlying economic interest and/or voting power.
The following beneficial ownership table sets forth information regarding the beneficial ownership of our common stock held by: (1) each of our current directors and named executive officers; and (2) all of our current directors and current executive officers as a group. All ownership information is presented as of April 15, 2019.

Name	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned(+)	Voting Power(†)
Thomas F. Marano	—	*	*
Jeffrey P. Baker	—	*	*
Gerald A. Lombardo	—	*	*
John J. Haas(1)	833	*	*
David S. Ascher	18,872	*	*
George M. Awad(2)	116,611	2.1%	*
Seth L. Bartlett	18,872	*	*
Daniel G. Beltzman(3)	285,379	5.1%	*
John R. Brecker	—	*	*
Neal P. Goldman(4)	23,304	*	*
Thomas G. Miglis	31,454	*	*
Samuel T. Ramsey	—	*	*
All current directors and executive officers as a group (14 persons)(5)	495,325	8.7%	1.3%
_________

(+)
Calculated as the sum of the number of shares of common stock owned, shares issuable upon the conversion of preferred stock held by the reporting person and shares issuable upon the exercise of Series A or Series B warrants owned, divided by the sum of the amount of common stock outstanding of 5,409,358 as of April 15, 2019, the amount of common stock issuable upon the conversion of outstanding preferred stock held by the reporting person, and the amount of common stock issuable upon the exercise of outstanding Series A warrants and Series B warrants within 60 days of April 15, 2019 held by the reporting person.

(†)
Represents voting power for items on which both common stockholders and preferred stockholders vote together. Calculated as the sum of the number of shares of common stock owned and shares issuable upon the conversion of preferred stock owned, divided by the sum of the amount of common stock outstanding of 5,409,358, and the amount of common stock issuable upon the conversion of outstanding preferred stock of 10,428,692, which amount is 15,838,050 shares. Does not include shares issuable upon the exercise of Series A or Series B warrants.

*	Less than 1%.

(1)	Includes 350 and 278 shares of our common stock issuable upon the exercise of our Series A and Series B warrants, respectively.

(2)	Includes 41,059 and 32,580 shares of our common stock issuable upon the exercise of our Series A and Series B warrants, respectively.

(3)
Based on the most recently available Schedule 13D/A filed with the SEC on June 11, 2018 by Birch Run Capital Advisors, LP (“Birch Run”) and Form 4 filed with the SEC on June 11, 2018 by Daniel Beltzman, the number of shares reported includes: (a) 55,446 shares of common stock, directly held collectively by Birch Run Capital Partners, LP (“BRCP”); (b) 38,620 shares of common stock directly held by Mr. Beltzman; (c) 94,463 shares of our common stock issuable upon the exercise of our Series A warrants directly held collectively by BRCP; (d) 12,208 shares of our common stock issuable upon the exercise of our Series A warrants directly held by Mr. Beltzman; (e) 74,955 shares of our common stock issuable upon the exercise of our Series B warrants directly held collectively by BRCP; and (f) 9,687 shares of our common stock issuable upon the exercise of our Series B warrants directly held by Mr. Beltzman. BRC Advisors GP, LLC (“Birch Run GP”), as general partner of Birch Run, together with Daniel G. Beltzman and Gregory Smith, as co-Managing Members of Birch Run GP, and Birch Run as investment adviser to BRCP, may be deemed to share voting and dispositive power of such securities. Pursuant to management agreements among Birch Run, BRCP, and their general partner, Birch Run has complete and unlimited discretion and authority with respect to the BRCP’s investments and voting power over investments. Birch Run GP, Birch Run, Daniel G. Beltzman and Gregory Smith disclaim beneficial ownership of the reported securities except to the extent of their pecuniary interest therein. Mr. Beltzman exercises sole voting and dispositive power over the shares of common stock and warrants directly held by him.

(4)	Includes 9,790 and 7,768 shares of our common stock issuable upon the exercise of our Series A and Series B warrants, respectively.

(5)	Includes 157,870 and 125,268 shares of our common stock issuable upon the exercise of our Series A and Series B warrants, respectively.

BENEFICIAL OWNERSHIP OF MORE THAN 5% STOCKHOLDERS
As stated above, the information below reflects ownership of our common stock for each person below as if only such person’s holdings of preferred stock and warrants were converted or exercised, as applicable, into common stock, pursuant to Rule 13d-3 of the Exchange Act, and as a result, shows ownership percentages that differ from each person’s voting power, which we have provided for additional context. Based on information available as of April 15, 2019, the only persons known by us to be a beneficial owner of more than 5% of our outstanding securities were as follows:

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Beneficially Owned(+)	Voting Power(†)
Lion Point Capital, LP(1) 250 West 55th Street, 33rd Floor New York, NY 10019	5,043,209	49.1%	28.3%
First Pacific Advisors, LP(2) 11601 Wilshire Blvd., Suite 1200 Los Angeles, CA 90025	2,099,051	28.0%	7.9%
Baker Street Capital Management, LLC and affiliates(3) 1875 Century Park East, Suite 700 Los Angeles, CA 90067	1,538,131	22.2%	*
Deer Park Road Management Company, LP(4) 1195 Bangtail Way Steamboat Springs, CO 80487	997,474	15.6%	6.0%
CQS (US), LLC(5) 152 West 57th Street New York, NY 10019	677,690	11.1%	4.3%
Highbridge Capital Management LLC(6) 40 West 57th Street, 32nd Floor New York, NY 10019	537,707	9.0%	*
Nomura Holdings, Inc.(7) 1-9-1 Nihonbashi, Chuo-ku, Tokyo 103-8645, Japan	470,432	8.7%	3.0%
Barclays PLC(8) 1 Churchill Place London, UK E14 5HP	469,288	8.1%	3.0%
Bank of America Corporation(9) Bank of America Corporate Center 100 N Tryon Street Charlotte, NC 28255	281,624	5.2%	1.8%
__________

(+)
Calculated as the sum of the number of shares of common stock owned, shares issuable upon the conversion of preferred stock held by the reporting person and shares issuable upon the exercise of Series A or Series B warrants owned, divided by the sum of the amount of common stock outstanding of 5,409,358 as of April 15, 2019, the amount of common stock issuable upon the conversion of outstanding preferred stock held by the reporting person, and the amount of common stock issuable upon the exercise of outstanding Series A warrants and Series B warrants within 60 days of April 15, 2019 held by the reporting person. The ownership percentages set forth in this column are based on the assumption that each of the stockholders continued to own the number of shares reflected in the table above on April 15, 2019.

(†)
Represents voting power for items on which both common stockholders and preferred stockholders vote together. Calculated as the sum of the number of shares of common stock owned and shares issuable upon the conversion of preferred stock owned, divided by the sum of the amount of common stock outstanding of 5,409,358, and the amount of common stock issuable upon the conversion of outstanding preferred stock of 10,428,692, which amount is 15,838,050 shares. Does not include shares issuable upon the exercise of Series A or Series B warrants. The amount of common stock (including shares issuable upon conversion of preferred stock) held by each of the above persons for the purposes of this calculation are as follows: Lion Point Capital, LP, 4,475,163; First Pacific Advisors, LP, 1,251,961; Baker Street Capital Management, LLC, 7,340; Deer Park Road Management Company, LP, 943,891; CQS (US), LLC, 677,690; Highbridge Capital Management LLC, 0; Nomura Holdings, Inc., 470,432; Barclays PLC, 469,288; and Bank of America Corporation, 281,624.

*	Less than 1%.

(1)
Based on the most recently available Schedule 13D/A filed with the SEC on December 26, 2018, the number of shares reported includes: (a) 185,906 shares of common stock; (b) 4,289,257 shares of common stock issuable upon conversion of our preferred stock; (c) 316,729 shares of common stock issuable upon the exercise of our Series A warrants; and (d) 251,317 shares of common stock issuable upon the exercise of our Series B warrants, over which the reporting persons on the Schedule 13D/A share voting and dispositive power.

(2)
Based on the most recently available Schedule 13D/A filed with the SEC on December 10, 2018 and Form 4 filed with the SEC on January 3, 2019, the number of shares reported includes: (a) 462 shares of common stock; (b) 1,251,499 shares of common stock issuable upon conversion of our preferred stock; (c) 472,319 shares of common stock issuable upon the exercise of our Series A warrants; and (d) 374,771 shares of common stock issuable upon the exercise of our Series B warrants, over which First Pacific Advisors LP may be deemed to share voting and/or investment power and to beneficially own such securities.

(3)
Based on the most recently available Schedule 13D/A filed with the SEC on November 15, 2018 and Form 4 filed with the SEC on November 15, 2018, the number of shares reported includes: (a) 57 shares of common stock owned by Baker Street Capital L.P. (“BSC LP”); (b) 710,074 shares of common stock issuable upon the exercise of our Series A warrants owned by BSC LP.; (c) 563,429 shares of common stock issuable upon the exercise of our Series B warrants owned by BSC LP; (d) 131,009 shares of common stock issuable upon the exercise of our Series A warrants owned by Baskerville SPV, L.P. (“Baskerville SPV”); (e) 103,952 shares of common stock issuable upon the exercise of our Series B warrants owned by Baskerville SPV; (f) 7,283 shares of common stock directly held by Vadim Perelman; (g) 12,449 shares of common stock issuable upon the exercise of our Series A warrants directly held by Mr. Perelman; and (h) 9,878 shares of common stock issuable upon the exercise of our Series B warrants directly held by Mr. Perelman. Baker Street Capital GP, LLC (“Baker Street Capital GP”), as the general partner of each of BSC LP and Baskerville SPV, may be deemed to beneficially own the securities owned by BSC LP and Baskerville SPV. Baker Street Capital Management, LLC (“Baker Street Capital Management”), as the investment manager of each of BSC LP and Baskerville SPV, may be deemed to beneficially own the securities owned by BSC LP and Baskerville SPV. Mr. Perelman, as the managing member of each of Baker Street Capital GP and Baker Street Capital Management may be deemed to beneficially own the securities owned by BSC LP and Baskerville SPV. By virtue of their respective positions with BSC LP, each of Baker Street Capital GP, Baker Street Capital Management and Mr. Perelman may be deemed to have the sole power to vote or direct the vote of, and to dispose or direct the disposition of, the securities directly owned by BSC LP. By virtue of their respective positions with Baskerville SPV, each of Baker Street Capital GP, Baker Street Capital Management and Mr. Perelman may be deemed to have the sole power to vote or direct the vote of, and to dispose or direct the disposition of, the securities directly owned by Baskerville SPV. Mr. Perelman exercises sole voting and dispositive power over the securities directly held by him.

(4)
Based on the most recently available Schedule 13G/A filed with the SEC on February 14, 2019, the number of shares reported includes: (a) 17,538 shares of common stock; (b) 926,353 shares of common stock issuable upon conversion of our preferred stock; (c) 29,880 shares of common stock issuable upon the exercise of our Series A warrants; and (d) 23,703 shares of common stock issuable upon the exercise of our Series B warrants, over which the reporting persons on the Schedule 13G/A share voting and dispositive power.

(5)
Based on the most recently available Schedule 13G filed with the SEC on March 6, 2018, the number of shares reported includes 677,690 shares of common stock issuable upon conversion of our preferred stock, over which the reporting persons on the Schedule 13G share voting and dispositive power.

(6)
Based on the most recently available Schedule 13G filed with the SEC on September 24, 2018, the number of shares reported includes 537,707 shares of common stock issuable upon the exercise of our warrants, over which the reporting persons on the Schedule 13G share voting and dispositive power.

(7)
Based on the most recently available Schedule 13G filed with the SEC on December 10, 2018, the number of shares reported includes 470,432 shares of common stock, over which the reporting persons on the Schedule 13G share voting and dispositive power.

(8)
Based on the Form 4 filed with the SEC on June 29, 2018, the number of shares reported includes (a) 93,658 shares of common stock; and (b) 375,630 shares of common stock issuable upon conversion of our preferred stock.

(9)	Based on the most recently available Schedule 13G filed with the SEC on February 13, 2019, the number of shares reported includes 281,624 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS
From time to time, institutional investors, such as investment management firms, hedge funds and other financial institutions and organizations, become beneficial owners of 5% or more of our common stock and, as a result, are considered “related persons” under our Related Person Transaction Policy. We may conduct business with these organizations in the ordinary course. There has been no transaction, since January 1, 2018, and there is no proposed transaction as of the date of this Amendment to the Annual Report on Form 10-K/A, that would be required to be disclosed in which the Company was or is to be a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.
DIRECTOR INDEPENDENCE
The Board of Directors has determined that each of our directors, other than our Chief Executive Officer, Mr. Marano, is an independent director under the NYSE listing standards and SEC rules for director independence.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table describes fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2018 and 2017. The Audit Committee is involved in the negotiations related to the fees paid to Ernst & Young. For the years ended December 31, 2018 and 2017, all audit-related, tax and other fees for services provided by Ernst & Young to the Company and disclosed in the table below were reviewed and pre-approved by the Audit Committee in accordance with its charter.

	2018	2017
Audit Fees(1)	$8,608,000	$8,043,000
Audit-Related Fees(2)	400,000	410,000
Tax Fees(3)	112,880	235,840
Total Fees	$9,120,880	$8,688,840
__________

(1)
Audit Fees include the aggregate fees billed for professional services rendered for the audits of the Company’s consolidated financial statements included in Form 10-K filings for the fiscal years 2018 and 2017, for reviews of the Company’s quarterly consolidated financial statements included in Form 10-Q filings during fiscal years 2018 and 2017, and for services that are normally provided by the independent registered certified public accounting firm in connection with statutory and regulatory filings for the relevant years.

(2)
Audit-Related Fees include the aggregate fees billed in each of the last two fiscal years for assurance and related services performed by the independent registered certified public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under Audit Fees, and generally consist of fees for the other attest engagements under professional auditing standards and accounting consultations.

(3)	Tax Fees include the aggregate fees billed for tax compliance services.
Consistent with SEC policies regarding auditor independence and under its charter, the Audit Committee is responsible for pre-approving all audit services (which may entail providing comfort letters in connection with securities underwritings) and all permissible non-audit services provided by the independent auditor. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the full Audit Committee at its next scheduled meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

Exhibit No.	Description
10.1†*	Employment Agreement, by and between Ditech Holding Corporation and John J. Haas, entered into as of April 12, 2017.

31.1*
Certification by Thomas F. Marano pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

31.2*
Certification by Gerald A. Lombardo pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

32**	Certification by Thomas F. Marano and Gerald A. Lombardo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

*	Filed herewith.

**	Previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 on April 16, 2019.

†	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DITECH HOLDING CORPORATION

Dated: May 13, 2019	By:	/s/ Thomas F. Marano
Thomas F. Marano
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2019	By:	/s/ Gerald A. Lombardo
Gerald A. Lombardo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)